Form 10-K/A
period 2001-12-31
MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP; MERISTAR HOSPITALITY FINANCE CORP
filed 2002-04-29
CIK 1142258, 1142257

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
                                (Amendment No. 1)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                        COMMISSION FILE NUMBER 333-63768

         MERISTAR HOSPITALITY                      MERISTAR HOSPITALITY
     OPERATING PARTNERSHIP, L.P.                       FINANCE CORP.
       (Exact name of Registrant                 (Exact name of Registrant
     as specified in its Charter)              as specified in its Charter)

               DELAWARE                                  DELAWARE
       (State of Incorporation)                  (State of Incorporation)

              75-2648837                                52-2321015
  (IRS Employer Identification No.)          (IRS Employer Identification No.)

      1010 WISCONSIN AVENUE, N.W.               1010 WISCONSIN AVENUE, N.W.
        WASHINGTON, D.C. 20007                    WASHINGTON, D.C. 20007
            (202) 965-4455                            (202) 965-4455
   (Address, including zip code, and         (Address, including zip code, and
telephone number, including area code,    telephone number, including area code,
   of Principal Executive Offices)            of Principal Executive Offices)

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   There are no directors of the Company, which is a Delaware limited partnership. The General Partner of the Company is MeriStar Hospitality Corporation which is a publicly traded real estate investment trust and trades on the New York Stock Exchange under the symbol MHX. Additional information regarding MeriStar Hospitality Corporation is on file with the Securities and Exchange Commission.


                             THE EXECUTIVE OFFICERS

   The only executive officers of the Company as of the date of this Annual Report on Form 10-K/A are Messrs. Whetsell, Emery and Wiles. Their position and office, business experience, term of office and age are described below.

     Name, Principal
       Occupation                Served as
 and Business Experience       Director Since      Age
 -----------------------       --------------      ---

 PAUL W. WHETSELL                   1998            51

   Paul W. Whetsell has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1998. Mr. Whetsell has also been the Chairman of the Board of Directors and Chief Executive Officer of MeriStar Hospitality Corporation and MeriStar Hotels & Resorts, Inc. since August 1998. Prior to August 1998, Mr. Whetsell had been Chairman of the Board of Directors of CapStar Hotel Company since 1996 and had served as President and Chief Executive Officer of CapStar Hotel Company since its founding in 1987.


 JOHN EMERY                         2000            38

   John Emery has been a director of the Company since May 2000. Mr. Emery has served as President of the Company since September 2001 and Chief Operating Officer of the Company since April 2000. He currently also serves as President and Chief Operating Officer of MeriStar Hotels & Resorts, Inc. From August 1998 to April 2000, Mr. Emery was Chief Financial Officer of the Company. From June 1997 until August 1998, Mr. Emery served as Chief Financial Officer and Secretary of CapStar Hotel Company, a predecessor of the Company. From March 1996 to June 1997, Mr. Emery served as Treasurer of CapStar Hotel Company. Prior to that, from January 1987 to September 1995, he worked for Deloitte & Touche LLP in various capacities, culminating in Senior Manager for the hotel and real estate industries. Mr. Emery is also a director of MeriStar Hotels & Resorts, Inc.

 BRUCE G. WILES                     1998            50

   Bruce G. Wiles has been a director and Chief Investment Officer of the Company since August 1998. Mr. Wiles was also President of the Company from August 1998 until September 2001. Mr. Wiles has also been a director and Chief Investment Officer of MeriStar Hospitality Corporation since August 1998, and was President of MeriStar Hospitality from August 1998 until September 2001. Since September 2001, Mr. Wiles has also been Chief Investment Officer of MeriStar Hotels & Resorts, Inc., the manager of all of the Company's hotels.
Mr. Wiles was Executive Vice President of American General Hospitality Corporation, a predecessor of the Company, from April 1996 until August 1998. From 1989 to August 1998, Mr. Wiles served as Executive Vice President of American General Hospitality, Inc., where he was responsible for acquisition and development activities.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

   The following table sets forth all compensation paid by the Company during 1999, 2000 and 2001 with respect to the Chief Executive Officer and the two other executive officers (the "Named Executive Officers").


                                          Annual Compensation                Long- Term Compensation
                                    -------------------------------- ----------------------------------------
                                                                        Restricted    Securities
                                                        Other Annual      Stock       Underlying  All Other
 Name And Principal Position   Year  Salary    Bonus    Compensation      Awards       Options   Compensation
 ---------------------------   ---- -------- ---------- ------------ ---------------- ---------- ------------

Paul W. Whetsell(6)..........  2001 $285,000        --  $621,522(5)  $1,250,000(2)          --           (4)
 Chief Executive Officer and   2000  285,000 $  220,100  471,780(5)   1,089,844(2)          --         --
 Chairman of the Board         1999  285,000    250,900    3,313      1,133,656(1)(2)    375,000       --

John Emery(6)................  2001  230,000        --   328,082(5)         --              --           (4)
 President, Chief Operating    2000  234,039    211,000  315,970(5)     697,500(2)          --         --
 Officer and Director          1999  275,000    222,800    2,688      1,116,131(1)(2)    250,000         (3)

Bruce G. Wiles(6)............  2001  300,800        --   249,703(5)         --              --         --
 Chief Investment Officer and  2000  300,000    190,300  220,500(5)     261,563(2)          --         --
 Director                      1999  300,000    219,000    8,400      1,116,131(1)(2)    250,000         (3)

--------
(1) On February 4, 1999, pursuant to the MeriStar Incentive Plan (i) Mr. Whetsell received 25,000 restricted shares of the Company, which vest over five years, and (ii) Messrs. Emery and Wiles each received 15,000 restricted shares of the Common Stock, which vest over five years.
(2) In December 1999, the Compensation Committee approved the grant of Common Stock and other equity compensation to Messrs. Whetsell, Wiles and Emery (the "Restricted Equity Award"). In January 2000, the Compensation Committee determined that it would satisfy the Restricted Equity Award by issuing a combination of Common Stock, which is subject to a three-year vesting period beginning March 31, 2000 (the "Restricted Stock"), and a new class of OP Units, which is subject to the satisfaction of certain performance criteria ("POPs"). The stock portion of the Restricted Equity Award is valued based on the closing price per share of the Common Stock on the date of grant. Pursuant to the Restricted Equity Award, Mr. Whetsell received 350,000 shares of Common Stock and other equity compensation granted as follows (i) 37,500 shares of Restricted Stock on December 31, 1999, (ii) 137,500 shares of Restricted Stock on March 31, 2000 (of which 62,500 were issued on March 31, 2001 and 12,500 were issued on March 31,
     2002), and (iii) 175,000 POPs on March 29, 2000. Pursuant to the Restricted Equity Award, Mr. Emery received 175,000 shares of Common Stock and other equity compensation granted as follows (i) 47,500 shares of Restricted Stock on December 31, 1999, (ii) 40,000 shares of Restricted Stock on
     March 31, 2000, and (iii) 87,500 POPs on March 29, 2000. Pursuant to the Restricted Equity Award, Mr. Wiles received 125,000 shares of common stock and other equity compensation granted as follows (i) 47,500 shares of Restricted Stock on December 31, 1999, (ii) 15,000 shares of Restricted Stock on March 31, 2000, and (iii) 62,500 POPs on March 29, 2000.
(3) In December 1999, prior to Messrs. Emery and Wiles becoming officers of MeriStar Hotels & Resorts, Inc., the Compensation Committee approved the grant by MeriStar Hotels & Resorts to (i) Mr. Wiles of options to purchase 50,000 shares of MeriStar Hotels & Resorts at $3.06 per share and
     (ii) Mr. Emery of options to purchase 100,000 shares of MeriStar Hotels & Resorts at $3.06 per share.
(4) In April 2001, the Compensation Committee approved the grant of 200,000 POPs to Mr. Whetsell and 150,000 POPs to Mr. Emery. These POPs vest equally over three years.
(5) Represents dividends received on unvested restricted stock and distributions on POPs.
(6) Messrs. Whetsell, Emery and Wiles are also officers of MeriStar Hotels & Resorts, Inc. and are eligible to participate in the MeriStar Hotels & Resorts, Inc. Incentive Plan. In addition, Messrs. Whetsell and Emery have employment agreements with MeriStar Hotels & Resorts.

Stock Option Grants

   Messrs. Whetsell, Wiles and Emery were not granted options in fiscal year
2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

   The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 1, 2002 by (i) all persons known by the Company to own beneficially more than 5% of the Common Stock, (ii) each director who is a Stockholder, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                     Shares Beneficially Owned
                                                     -------------------------
Name & Address of Beneficial Owner                      Number      Percentage
----------------------------------                    ---------     ----------
MeriStar Hospitality Corporation..................   44,654,578        90.8%
John Emery(1).....................................      310,838           *
Paul W. Whetsell(2)...............................      755,153         1.5%
Bruce G. Wiles(3).................................      382,132           *
Executive officers as a group (3 persons).........    1,448,123         2.9%

--------
 *   Represents less than 1% of the class.
(1) Includes (i) 235,731 shares of Common Stock that have vested under options granted and (ii) 35,168 shares of unvested restricted Common Stock that constitute stock awards. On October 1, 2001, Mr. Emery terminated 205,936 options with exercise prices ranging from $21.38 to $29.44 per share.
(2) Includes (i) 483,333 shares of Common Stock that have vested under options granted and (ii) 68,000 shares of unvested restricted Common Stock that constitute stock awards. On October 1, 2001, Mr. Whetsell terminated 453,743 options with exercise prices ranging from $21.38 to $29.44 per share.
(3) Includes (i) 216,667 shares of Common Stock that have vested under options granted, (ii) 26,834 shares of unvested restricted Common Stock that constitute stock awards and (iii) 5,758 operating partnership units. On October 1, 2001, Mr. Wiles terminated 265,095 options with exercise prices ranging from $20.94 to $31.42 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships among Officers and Directors

   Messrs Whetsell and Emery are executive officers, directors and stockholders of MeriStar Hotels & Resorts, Inc., manager of all of the Company's hotels. Mr. Jorns is a director and stockholder of MeriStar Hotels & Resorts. Mr. Wiles is an executive of MeriStar Hotels & Resorts and a holder of limited partnership interests in the operating partnership of MeriStar Hotels & Resorts. In fiscal 2001, the Company paid an aggregate of $26.3 million in management fees to MeriStar Hotels & Resorts. MeriStar Hotels & Resorts has a revolving credit agreement with the Company under which the Company may lend MeriStar Hotels & Resorts up to $50 million for general corporate purposes. As of January 1, 2002, MeriStar Hotels and Resorts also owes the Company $13.1 million pursuant to a Term Note.

                               COMPENSATION PLANS

THE INCENTIVE PLAN

   The purpose of the Company's Incentive Plan (the "Incentive Plan") is to: (i) attract and retain employees and other service providers with ability and initiative, (ii) provide incentives to individuals whose efforts contribute to the performance and success of the Company, and (iii) align the interests of these individuals with the interests of the Company and its stockholders through opportunities for increased stock ownership.

Administration

   The Incentive Plan is administered by the Compensation Committee. The Compensation Committee may delegate its authority to administer the Incentive Plan. The Compensation Committee may not, however, delegate its authority with respect to grants and awards to individuals subject to Section 16 of the Exchange Act. As used in this summary, the term "Administrator" means the Compensation Committee or its delegate, as appropriate.

Eligibility

   Each employee of the Company or of an affiliate of the Company or any other person whose efforts contribute to the Company's performance is eligible to participate in the Incentive Plan ("Participants"). The Administrator may from time to time grant stock options, stock awards, incentive awards or performance shares to Participants. As of December 31, 2001, the class of Participants consisted of approximately 116 persons.

Options

   Options granted under the Incentive Plan may be incentive stock options ("ISOs") or nonqualified stock options. An option entitles a Participant to purchase shares of Common Stock from MeriStar Hospitality Compensation at the option price. The option price may be paid in cash, with shares of Common Stock, or with a combination of cash and Common Stock. The option price will be fixed by the Administrator at the time the option is granted, but the price cannot be less than 100% for existing employees (85% in connection with the hiring of new employees) of the shares' fair market value on the date of grant; provided, however, no more than 10% of the shares under the Incentive Plan may be granted at less than 100% of fair market value. The exercise price of an ISO may not be less than 100% of the shares' fair market value on the date of grant (110% of the fair market value in the case of an ISO granted to a 10% Stockholder of the Company). Options may be exercised at such times and subject to such conditions as may be prescribed by the Administrator but the maximum term of an option is ten years in the case of an ISO or five years in the case of an ISO granted to a 10% stockholder.

   ISOs may only be granted to employees; however, no employee may be granted ISOs (under the Incentive Plan or any other plan of the Company) that are first exercisable in a calendar year for Common Stock having an aggregate fair market value (determined as of the date the option is granted) exceeding $100,000. In addition, no Participant may be granted options in any calendar year for more than 750,000 shares of Common Stock.

Stock Awards

   Participants also may be awarded shares of Common Stock pursuant to a stock award. A Participant's rights in a stock award will be nontransferable or forfeitable or both unless certain conditions prescribed by the Administrator are satisfied. These conditions may include, for example, a requirement that the Participant continue employment with the Company for a specified period or that the Company or the Participant achieve stated, performance-related objectives. The objectives may be stated with reference to the fair market value of the Common Stock or the Company's, a subsidiary's, or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on capital, funds from operations or return on assets or other acceptable performance criteria. A stock award, no portion of which is immediately vested and nonforfeitable, will be restricted, in whole or in part, for a period of at least three years; provided, however, that the period will be at least one year in the case of a stock award that is subject to objectives based on one or more of the foregoing performance criteria. The maximum number of stock awards that may be granted to an individual in any calendar year cannot exceed 50,000 shares of Common Stock.

Incentive Awards

   Incentive awards also may be granted under the Incentive Plan. An incentive award is an opportunity to earn a bonus, payable in cash, upon attainment of stated performance objectives. The objectives may be stated with reference to the fair market value of the Common Stock or on the Company's, a subsidiary's, or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on capital, funds from operations or return on assets or other acceptable performance criteria. The period in which performance will be measured will be at least one year. No Participant may receive an incentive award payment in any calendar year that exceeds the lesser of (i) 100% of the Participant's base salary (prior to any salary reduction or deferral election) as of the date of grant of the incentive award or (ii) $250,000.

Performance Share Awards

   The Incentive Plan also provides for the award of performance shares. A performance share award entitles the Participant to receive a payment equal to the fair market value of a specified number of shares of Common Stock if certain standards are met. The Administrator will prescribe the requirements that must be satisfied before a performance share award is earned. These conditions may include, for example, a requirement that the Participant continue employment with the Company for a specified period or that the Company or the Participant achieve stated, performance-related objectives. The objectives may be stated with reference to the fair market value of the Common Stock or on the Company's, a subsidiary's or an operating unit's return on equity, earnings per share, total earnings, earnings growth, return on capital, funds from operations or return on assets or other acceptable performance criteria. To the extent that performance shares are earned, the obligation may be settled in cash, in Common Stock, or by a combination of the two. No Participant may be granted performance shares for more than 12,500 shares of Common Stock in any calendar year.

Transferability

   Awards granted under the Incentive Plan are generally nontransferable. The Company may, however, grant awards, other than ISOs, which are transferable to certain Permitted Family Members (as defined in the Incentive Plan).

Share Authorization

   At any given time, the maximum number of shares of Common Stock that may be issued pursuant to awards granted under the Incentive Plan will be the total of
(i) 12.5% of the number of shares of Common Stock that were outstanding as of the end of the immediately preceding calendar year (rounded downward if necessary to eliminate fractional shares), minus (ii) the number of shares subject to awards that were granted under the Incentive Plan through the last day of the immediately preceding calendar year, plus (iii) as of the last day of the immediately preceding calendar year, the number of shares with respect to which previously granted awards have expired. All awards made under the Incentive Plan will be evidenced by written agreements between the Company and the Participant. The share limitation and the terms of outstanding awards will be adjusted, as the Compensation Committee deems appropriate, in the event of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event. As of April 11, 2002, the closing price of a share of Common Stock on the New York Stock Exchange was $18.30.

Certain Federal Income Tax Consequences

   In general, a Participant will not recognize taxable income upon the grant or exercise of an ISO. However, upon the exercise of an ISO, the excess of the fair market value of the shares received on the date of exercise over the exercise price of the shares will be treated as an adjustment to alternative minimum taxable income. When a Participant disposes of shares acquired by exercise of an ISO, the Participant's gain (the difference between the sale proceeds and the price paid by the Participant for the shares) upon the disposition will be taxed as capital gain provided the Participant does not dispose of the shares within two years after the date of grant nor within one year after the date of exercise, and exercises the option while an employee of the Company or of a subsidiary of the Company or within three months after termination of employment for reasons other than death or disability, or within one year in the case of death or disability. If the first condition is not met, the Participant generally will realize ordinary income in the year of the disqualifying disposition. If the second condition is not met, the Participant generally will recognize ordinary income upon exercise of the ISO.

   In general, a Participant who receives a nonqualified stock option will recognize no income at the time of the grant of the option. Upon exercise of a nonqualified stock option, a Participant will recognize ordinary income in an amount equal to the excess of the fair market value of the shares on the date of exercise over the exercise price of the option. Special timing rules may apply to a Participant who is subject to Section 16(a) of the Securities Exchange Act of 1940, as amended (the "Exchange Act").

   A Participant will recognize income on account of the settlement of a performance share award or incentive award. A Participant will recognize income equal to any cash that is paid and with respect to performance share awards, which are settled in shares, will recognize the fair market value of Common Stock (on the date that the shares are first transferable or not subject to a substantial risk of forfeiture) that is received in settlement of the award.

   The employer (either the Company or its affiliate) will be entitled to claim a federal income tax deduction on account of the exercise of a nonqualified option, the vesting of a restricted share award, payment under an incentive award and the settlement of a performance share award. The amount of the deduction will be equal to the ordinary income recognized by the Participant. The employer will not be entitled to a federal income tax deduction on account of the grant or the exercise of an ISO. The employer may claim a federal income tax deduction on account of certain disqualifying dispositions of Common Stock acquired upon the exercise of an ISO.

   The transfer of a nonqualified stock option to a Permitted Family Member will have no immediate tax consequences to the Company, the Participant or the Permitted Family Member. Upon the subsequent exercise of the transferred option by the Permitted Family Member, the Participant will realize ordinary income in an amount measured by the difference between the option exercise price and the fair market value of the shares on the date of exercise, and the employer will be entitled to a deduction in the same amount. Any difference between such fair market value and the price at which the Permitted Family Member may subsequently sell such shares will be treated as capital gain or loss to the Permitted Family Member, long- or short-term depending on the length of time the shares have been held by the Permitted Family Member. If transfers of other awards are permitted, Participants will be directed to consult their own tax advisors.

   Section 162(m) of the Internal Revenue Code of 1986, as amended, places a limitation of $1,000,000 on the amount of compensation payable to each of the named executive officers in the table under "Executive Compensation" that the Company may deduct for federal income tax purposes. The limit does not apply to certain performance-based compensation paid under a plan that meets the requirements of the Code and regulations promulgated thereunder. While the Incentive Plan generally complies with the requirements for performance-based compensation, options granted at less than 100% of fair market value and stock awards granted under the Incentive Plan will not satisfy those requirements.

Termination and Amendment

   No option or stock award may be granted and no performance shares may be awarded under the Incentive Plan after July 11, 2006. The Board of Directors may amend or terminate the Incentive Plan at any time, but an amendment will not become effective without Stockholder approval if the amendment materially (i) increases the number of shares of Common Stock that may be issued under the Incentive Plan (other than an adjustment as described above), (ii) changes the eligibility requirements, or (iii) increases the benefits that may be provided under the Incentive Plan.

          THE PROFITS-ONLY OPERATING PARTNERSHIP UNITS ("POPS") PLAN

   As of March 29, 2000, the Board of Directors approved the MeriStar Hospitality Corporation Profits-Only Operating Partnership Units Plan (the "POPs Plan"). The purpose of the POPs Plan is to (i) attract and retain officers, directors, employees and consultants of the Company and its participating affiliates and (ii) enable such individuals to acquire an equity interest in and participate in the long-term growth and financial success of MeriStar Hospitality Operating Partnership, L.P. (the "Operating Company").

Profits-Only Operating Partnership units

   Pursuant to the POPs Plan, officers, directors, employees and consultants of the Company are eligible to receive restricted Profits-Only OP Units ("POPs") of the Operating Company. A holder of POPs normally will be entitled to receive special allocations of gain on specified dispositions of operating partnership property (including gain on revaluations of partnership property) until such time as the partnership capital account attributable to each unit is equivalent to the value of a regular OP unit at the time the POPs were issued; thereafter, the holder will receive allocations of gain and loss on specified dispositions and upon partnership revaluations based on the holder's percentage interest in the operating partnership attributable to the units. A holder of POPs will be entitled to regular distributions, in the discretion of the Company as general partner of the operating partnership and subject to the distribution priorities for other classes of partnership interests, equal to the holder's percentage interest of the proceeds from the sale of partnership property with respect to which allocations are made to such holder. POPs are subject to the transfer restrictions contained in the operating partnership agreement as well as to those additional transfer restrictions described below that are imposed by the POPs Plan and the agreement pursuant to which the POPs are granted. Holders of POPs will be entitled to exchange the POPs held by them for cash or, at the option of the Company, for shares of the Company's Common Stock, based upon an exchange formula and the satisfaction of other conditions contained in an exchange rights agreement entered into by such holders and the Company.

Administration

   The POPs Plan is administered by the Compensation Committee. The Compensation Committee may delegate to one or more officers or managers of the Company or an affiliate of the Company, or to a committee of such officers or managers, its authority to administer the POPs Plan. As used in this summary, the term "Administrator" means the Compensation Committee or its delegate, as appropriate.

Eligibility

   Each officer, director, employee or consultant of the Company or a participating affiliate of the Company is eligible to participate in the POPs Plan ("Participants"). The Administrator may from time to time grant restricted units to Participants. As of April 11, 2002, the class of Participants consisted of approximately 30 persons.

Restricted Units

   A Participant's rights in a POPs award will be nontransferable or forfeitable or both unless certain conditions prescribed by the Administrator are satisfied. These conditions may include, for example, a requirement that the Participant continue employment with the Company for a specified period or that the Company or the Participant achieve stated, performance-related objectives. Generally, if any conditions remain unfilled with respect to any units awarded to a Participant at the time that Participant's employment with the Company and its participating affiliates is terminated, those units will be forfeited. The Compensation Committee may, however, provide for complete or partial exceptions to this forfeiture provision.

Transferability

   Awards granted under the POPs Plan are generally nontransferable. The Administrator may, however, permit transfers to a Participant's immediate family and certain other permitted transferees.

Unit Authorization

   At any given time, the maximum number of POPs that may be granted under the POPs Plan is 1,000,000. This limitation and the terms of outstanding awards will be adjusted, as the Administrator deems appropriate, in the event of a dividend or other distribution by the Operating Company or recapitalization, merger, consolidation, issuance or exchange of POPs or other ownership interests of the Operating Company or other similar event.

Termination and Amendment

   The Administrator may amend, alter, suspend, discontinue or terminate the POPs Plan at any time provided that no such action which would materially adversely effect the rights of any Participant shall be effective without the written consent of the affected Participant.

                              EMPLOYMENT AGREEMENTS

   The Company entered into employment agreements with Mr. Whetsell as of October 1, 2002, Mr. Emery as of April 1, 2000 (as amended October 1, 2001), and Mr. Wiles as of August 3, 1998. With respect to Mr. Whetsell, the agreement has an initial term of three and one-half years with automatic renewal on a year-to-year basis thereafter unless terminated in accordance with its terms. Mr. Emery's agreement provides for an initial term of three years with automatic renewals on a year-to-year basis thereafter, unless terminated in accordance with its terms. Mr. Wiles' agreement provides for an initial term of one year and automatically extends on a day-to-day basis so that there is a rolling one-year term; however, in no event will the term of Mr. Wiles' employment agreement extend beyond December 31, 2003 or until terminated in accordance with its terms. Certain material terms of these agreements are as follows:

Base Salary

   Mr. Whetsell receives a base salary of $285,000 per year. Mr. Whetsell will also receive a base salary of $190,000 per year as an employee of MeriStar Hotels & Resorts, Inc. Mr. Emery receives a base salary of $230,000 per year. Mr. Emery will also receive a base salary of $230,000 per year as an employee of MeriStar Hotels & Resorts, Inc. Mr. Wiles receives a base salary of $300,800 per year. Each base salary will be subject to review annually.

Annual Incentive Bonus

   Each executive is eligible to receive an annual incentive bonus at the following targeted amounts of base salary:


                                                                     Maximum
                                             Threshold                Bonus
                                              Target      Target     Amount
                                             ---------    ------     -------
Paul W. Whetsell ..........................    25.0%      165.0%     200.0%
John Emery ................................    25.0%      112.5%     137.5%
Bruce G. Wiles ............................    25.0%      100.0%     125.0%

   The amount of the annual bonus is based on the achievement of predefined operating or performance goals and other criteria to be established by the Compensation Committee of the Board of Directors.

Restricted Stock/POPs

   In the case of Mr. Whetsell, at the discretion of the Compensation Committee, he will be granted a minimum of 125,000 and a maximum of 200,000 POPs, awarded on May 1, 2002, 2003 and 2004, vesting over three years. Future grants will be at the Board's discretion. Mr. Whetsell will also receive an amount, paid quarterly, for each POP that has been granted to him equal to the dividend rate that the Company pays to its shareholders for the corresponding quarter.

Long-Term Incentives

   Each executive is eligible to participate in the Incentive Plan. Awards are made at the discretion of the Compensation Committee. As officers of MeriStar Hotels & Resorts, Inc., Messrs. Whetsell, Emery and Wiles also are eligible to participate in the MeriStar Hotels & Resorts, Inc. Incentive Plan.

Certain Severance Benefits

   If at any time during the term of their respective employment agreements or any automatic renewal period, the employment of Messrs. Whetsell, Wiles or Emery is terminated, he shall be entitled to receive the benefits described below.

   Termination by the Company Without Cause or by the Executive for Good Reason. If Mr. Whetsell is terminated without cause or voluntarily terminates for "good reason," he is entitled to a lump-sum payment equal to the product of (x) the sum of (A) his then annual base salary and (B) the amount of his bonus for the preceding year multiplied by (y) the greater of (A) two and one half (2 1/2) or
(B) a fraction, the numerator of which is the number of days remaining in the term of the employment agreement, without further extension, and the denominator of which is 365. In addition, all of his unvested options and restricted stock will immediately vest and become exercisable for a period of one year thereafter, and shares of restricted stock previously granted to him will become free from all contractual restrictions, effective as of the termination date. In addition, the Company will continue in effect certain benefits under the employment agreement, including, but not limited to, health insurance plans or their equivalent for a period equal to the greater of two and one-half (2 1/2) years or the remaining term of the employment agreement, without further extension, or the date on which he obtains health insurance from a substitute employer. All ungranted POPs that were to be granted on May 1, 2002, 2003 or 2004 (assuming 165,000 POPs were to be granted each year) will be immediately granted and vested, all unvested POPs will immediately vest, and all POPs of the Company held by Mr. Whetsell at termination will be converted to Common OP Units of the Partnership or Common Stock and shall become free from all contractual obligations.

   If Mr. Emery is terminated without cause or voluntarily terminates with "good reason," he is entitled to a lump-sum payment equal to the product of (x) the sum of (A) his then annual base salary and (B) the amount of his bonus for the preceding year multiplied by (y) the greater of (A) two (2) or (B) a fraction, the numerator of which is the number of days remaining in the term of the employment agreement, without further extension, and the denominator of which is
365. In addition, all of his unvested options and restricted stock will immediately vest and become exercisable for a period of one year thereafter and shares of restricted stock previously granted to him will become free from all contractual restrictions, effective as of the termination date. In addition, the Company will continue in effect certain benefits under the employment agreement, including, but not limited to, health insurance plans or their equivalent for a period equal to the greater of two (2) years or the remaining term of the employment agreement, without further extension, or the date he obtains heath insurance coverage from a subsequent employer.

   If Mr. Wiles is terminated without cause or voluntarily terminates with "good reason," he will be entitled to receive (i) a lump-sum payment equal to one time his annual base salary, (ii) the amount of his bonus for the preceding year,
(iii) immediate vesting and exercisability of all unvested stock options and certain restricted stock awards and (iv) the continuance of health insurance benefits under his employment agreement, but only until the earlier of (x) one year from the end of the term of his employment agreement or (y) the date on which he obtains health insurance coverage from a subsequent employer.

   Termination Due to Death or Disability. Upon termination due to death or disability, each executive or his estate will receive a lump-sum payment equal to the executive's base salary, plus the pro rata portion of his bonus for the fiscal year in question, in addition to payment for one year of any other compensation due the executive pursuant to his employment contract. Any unvested portion of such executive's stock options and restricted stock will vest immediately and become exercisable for a period of one year thereafter, and the shares of restricted stock previously granted to the executive will become free from all contractual restrictions. In the case of Mr. Whetsell, all ungranted POPs that were to be granted to him on May 1, 2002, 2003 or 2004 (assuming 165,000 POPs were to be granted each year) will be immediately granted and vested, all unvested POPs will immediately vest, and all POPs of the Company held by Mr. Whetsell at termination will be converted to Common OP Units of the Partnership or Common Stock and shall become free from all contractual restrictions.

   Voluntary Termination or Termination for Cause. Upon voluntary termination or termination for "cause" by the Company, each executive will receive the accrued and unpaid amount of his base salary through the termination date. Any unvested options will terminate immediately, and any vested options held by the executive will expire ninety (90) days after the termination date. In the case of Mr. Whetsell's voluntary termination, all POPs granted through the date of termination shall immediately vest and convert into Common OP Units of the Partnership or Common Stock.

   Termination Following a Change in Control. If (1) Mr. Whetsell or Mr. Emery is terminated without cause within 24 months following a "Change in Control,"
(2) if Mr. Whetsell or Mr. Emery voluntarily terminates with "good reason" (within 24 months in the case of Mr. Emery or within 6 months in the case of Mr. Whetsell) following a Change of Control, (3) if Mr. Whetsell's title or responsibilities change during the 2-year period following the Change of Control and Mr. Whetsell within 6 months following such change terminates the agreement, or (4) if Mr. Whetsell's employment by MeriStar Hotels & Resorts, Inc. is terminated and the Company does not agree to pay Mr. Whetsell the equivalent of his then-current salary with MeriStar Hotel & Resorts, Inc. Mr. Whetsell or
Mr. Emery will receive the following benefits: (i) a lump-sum payment equal to the product of (x) the sum of (A) his then annual base salary or (B) the amount of his bonus for the preceding year, or if the term of the employment agreement is terminated in its initial year his target bonus for such year, multiplied by
(y) the greater of (A) three and one-half (3 1/2) in the case of Mr. Whetsell, or three (3) in the case of Mr. Emery and (B) a fraction, the numerator of which is the number of days remaining in the term of the employment agreement, without further extension, and the denominator of which is 365; (ii) all unvested stock options and shares of restricted stock held by him will immediately vest and be exercisable for a period of one year thereafter and shares of restricted stock previously granted to him will become free from contractual restrictions; and
(iii) the continuance of certain benefits under the employment agreement, including, but not limited to, health insurance plans or their equivalent for a period equal to the greater of two (2) years in the case of Mr. Emery and two and one-half (2 1/2) years in the case of Mr. Whetsell, or the remaining term of the employment agreement, without further extension, or if he obtains health insurance from a subsequent employer. In the case of Mr. Wiles, he would be entitled to the same type of benefits provided the termination occurred within 18 months of the Change in Control, except his lump-sum payment will be two times the sum of his then-annual base salary plus bonus.

   Change in Control Payments.  In the case of Mr. Whetsell, Mr. Emery or
Mr. Wiles, in the event that any accelerated vesting of his rights with respect to stock options, restricted stock or any other payment, benefit or compensation results in the imposition of an excise tax payable by the executive under section 4999 of the Internal Revenue Code, or any successor or other provision with respect to "excess parachute payments" within the meaning of section 280G(b) of the Internal Revenue Code, MeriStar will make a cash payment to him in the amount of such excise tax (the "Excise Tax Payment") and shall also make a cash payment to him in an amount equal to the total of federal, state and local income and excise taxes for which he may be liable on account of such Excise Tax Payment.

   No set-off requirements. In the case of Mr. Whetsell, Mr. Emery or Mr. Wiles, in the event of termination of his employment, he will not be required to seek alternative employment and, in the event he does secure other employment, no compensation or other benefits received in respect of such employment shall be set-off or in any other way limit or reduce the obligations of the Company under the employment agreements.

   Non-solicitation. Mr. Whetsell may not, during his employment and for a period of twenty-four months thereafter, solicit, raid, entice or induce any person that then is or at any time during the twelve-month period prior to the end of Mr. Whetsell's agreement, who was an employee of a Company Affiliate (other than a person whose employment whose employment has been terminated) to become employed by any person, firm or corporation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hospitality Operating Partnership, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.


                               BY:  /s/ Paul W. Whetsell
                                   ------------------------------------
                                   Paul W. Whetsell
                                   Chairman Chief Executive Officer and

Dated: April 29, 2002

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Whetsell, Bruce G. Wiles and John Emery, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

    Signature                          Title                          Date
    ---------                          -----                          ----


  /s/ Paul W. Whetsell        Chief Executive Officer             April 29, 2002
-----------------------       and Chairman
    Paul W. Whetsell


  /s/ Steven D. Jorns         Vice Chairman                       April 29, 2002
-----------------------
  Steven D. Jorns


     /s/ John Emery           Chief Operating Officer             April 29, 2002
-----------------------       and Director
      John Emery


  /s/ James A. Calder         Chief Accounting Officer            April 29, 2002
-----------------------
    James A. Calder


/s/ J. Taylor Crandall        Director                            April 29, 2002
-----------------------
  J. Taylor Crandall


/s/ James F. Dannhauser       Director                            April 29, 2002
-----------------------
  James F. Dannhauser


/s/  William S. Janes         Director                            April 29, 2002
-----------------------
    William S. Janes


                              Director                            April __, 2002
-----------------------
  H. Cabot Lodge III


  /s/ Bruce G. Wiles          Director                            April 29, 2002
-----------------------
    Bruce G. Wiles

/s/ James R. Worms      Director                                  April 29, 2002
-------------------
   James R. Worms

/s/ D. Ellen Shuman
-------------------     Director                                  April 29, 2002
  D. Ellen Shuman