Form 10-Q
period 2002-06-30
MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP; MERISTAR HOSPITALITY FINANCE CORP III; MERISTAR HOSPITALITY FINANCE CORP II; MERISTAR HOSPITALITY FINANCE CORP
filed 2002-08-13
CIK 1142258, 1169640, 1169638, 1142257

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from     to

COMMISSION FILE NUMBER 333-63768

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P. (Exact name of Registrant as specified in its Charter)	MERISTAR HOSPITALITY FINANCE CORP (Exact name of Registrant as specified in its Charter)

DELAWARE (State of Incorporation)	DELAWARE (State of Incorporation)

75-2648837 (IRS Employer Identification No.)	52-2321015 (IRS Employer Identification No.)

1010 WISCONSIN AVENUE, N.W. WASHINGTON, D.C. 20007 (202) 965-4455 (Address, including zip code, and telephone number, including area code, of Principal Executive Offices)	1010 WISCONSIN AVENUE, N.W. WASHINGTON, D.C. 20007 (202) 965-4455 (Address, including zip code, and telephone number, including area code, of Principal Executive Offices)

MERISTAR HOSPITALITY FINANCE CORP II (Exact name of Registrant as specified in its Charter)	MERISTAR HOSPITALITY FINANCE CORP III (Exact name of Registrant as specified in its Charter)

DELAWARE (State of Incorporation)	DELAWARE (State of Incorporation)

— (IRS Employer Identification No.)	46-0467463 (IRS Employer Identification No.)

1010 WISCONSIN AVENUE, N.W. WASHINGTON, D.C. 20007 (202) 965-4455 (Address, including zip code, and telephone number, including area code, of Principal Executive Offices)	1010 WISCONSIN AVENUE, N.W. WASHINGTON, D.C. 20007 (202) 965-4455 (Address, including zip code, and telephone number, including area code, of Principal Executive Offices)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

Explanatory Note: This quarterly report on Form 10-Q is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP, and by MeriStar Hospitality Finance Corp, or MeriStar Finance, and MeriStar Hospitality Finance Corp II, or MeriStar Finance II, and MeriStar Hospitality Finance Corp III, or MeriStar Finance III. No separate financial or other information of MeriStar Finance, MeriStar Finance II or MeriStar Finance III is material to holders of the securities of MHOP, MeriStar Finance, MeriStar Finance II or MeriStar Finance III since as of June 30, 2002, they had no operations, no employees, only nominal assets and no liabilities other than its obligations under the indenture governing its senior unsecured notes issued in January 2001, December 2001 and February 2002 and for related financing costs.

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Quarterly Report on Form 10-Q:

PART I. ITEM 1:	FINANCIAL INFORMATION FINANCIAL STATEMENTS

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	June 30, 2002	December 31, 2001

	(unaudited)
Assets

Investments in hotel properties	$3,208,468	$3,183,677

Accumulated depreciation	(455,714)	(397,380)

	2,752,754	2,786,297

Cash and cash equivalents	27,405	23,441

Accounts receivable, net of allowance for doubtful accounts of $735 and $973	51,995	47,178

Prepaid expenses and other	15,208	18,306

Notes receivable from Interstate Hotels & Resorts, Inc.	59,069	36,000

Due from Interstate Hotels & Resorts	—	8,877

Investments in affiliates	41,714	41,714

Restricted cash	16,920	21,304

Intangible assets, net of accumulated amortization of $7,814 and $5,289	20,232	21,469

	$2,985,297	$3,004,586

Liabilities, Minority Interests and Partners’ Equity

Accounts payable, accrued expenses and other liabilities	$121,582	$123,972

Accrued interest	53,217	45,009

Due to Interstate Hotels & Resorts	9,092	—

Income taxes payable	41	310

Distributions payable	449	1,090

Deferred income taxes	6,798	7,130

Interest rate swaps	8,684	12,100

Notes payable to MeriStar Hospitality	357,311	357,117

Long-term debt	1,311,824	1,343,017

Total liabilities	1,868,998	1,889,745

Minority interests	2,646	2,639

Redeemable OP units at redemption value	67,722	67,012

Partners’ capital – common OP units 45,045,390 and 44,524,147 issued and outstanding	1,045,931	1,045,190

	$2,985,297	$3,004,586

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue:

Hotel operations:

Rooms	$183,422	$202,380	$353,970	$402,760

Food and beverage	71,905	74,092	133,970	145,383

Other operating departments	20,608	23,534	39,716	46,005

Participating lease revenue	—	3,752	—	7,536

Office rental and other revenues	5,320	3,409	10,263	8,167

Total revenue	281,255	307,167	537,919	609,851

Hotel operating expenses by department:

Rooms	43,443	46,565	82,378	92,287

Food and beverage	50,445	52,486	94,850	103,890

Other operating departments	11,651	12,046	22,345	23,616

Office rental, parking and other operating expenses	790	688	1,604	1,625

Undistributed operating expenses:

Administrative and general	44,727	43,138	88,198	88,055

Property operating costs	41,453	42,278	78,835	84,977

Property taxes, insurance and other	16,864	18,515	36,945	36,902

Depreciation and amortization	31,139	28,400	61,731	57,787

Expense for non-hedging derivatives	3,090	—	3,079	—

Write-off of deferred financing costs	—		1,529	—

Loss on fair value of non-hedging derivatives	—	—	4,735	—

Write down of investment in STS Hotel Net	—	—	—	2,112

Swap termination costs	—	—	—	9,297

Felcor merger costs	—	3,789	—	3,789

Cost to terminate leases with Prime Hospitality Corporation	—	1,315	—	1,315

Total operating expenses	243,602	249,220	476,229	505,652

Net operating income	37,653	57,947	61,690	104,199

Interest expense, net	34,063	30,032	68,662	60,261

Income (loss) before minority interests, income tax expense (benefit), loss on sale of assets and extraordinary loss	3,590	27,915	(6,972)	43,938

Minority interests	(3)	(5)	8	6

Income (loss) before income tax expense (benefit), loss on sale of assets and extraordinary loss	3,593	27,920	(6,980)	43,932

Income tax expense (benefit)	90	789	(159)	1,242

Income (loss) before loss on sale of assets and extraordinary loss	3,503	27,131	(6,821)	42,690

Loss on sale of assets, net of tax effect of ($19)	—	—	—	(1,062)

Extraordinary loss on early extinguishments of debt, net of tax effect of ($17)	—	—	—	(1,226)

Net income (loss)	3,503	27,131	(6,821)	40,402

Preferred distributions	(141)	(141)	(282)	(282)

Net income (loss) applicable to common unitholders	$3,362	$26,990	$(7,103)	$40,120

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss) applicable to common unitholders	$3,362	$26,990	$(7,103)	$40,120

Net income (loss) applicable to general partner common unitholder	$3,095	$24,842	$(6,525)	$36,887

Net income (loss) applicable to third party limited partner common unitholders	$267	$2,148	$(578)	$3,233

Earnings per unit:

Basic:

Income (loss) before extraordinary loss	$0.07	$0.55	$(0.15)	$0.85

Extraordinary loss	—	—	—	(0.03)

Net income (loss)	$0.07	$0.55	$(0.15)	$0.82

Diluted:

Income (loss) before extraordinary loss	$0.07	$0.54	$(0.15)	$0.83

Extraordinary loss	—	—	—	(0.02)

Net income (loss)	$0.07	$0.54	$(0.15)	$0.81

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL IN THOUSANDS
UNAUDITED

	Six months ended June 30,

	2002	2001

Balance at beginning of year	$1,045,190	$1,142,772

Net income (loss)	(6,821)	40,402

Foreign currency translation adjustment	829	(159)

Transition adjustment	—	(2,842)

Change in fair value of cash flow hedges	511	(4,268)

Comprehensive income (loss)	(5,481)	33,133

Reclassification of non-hedging derivatives	4,735	—

Contributions	3,156	705

Contribution from general partner related to amortization of unearned stock-based compensation	1,920	1,842

Repurchase of units	(1,193)	(3,280)

Allocations from (to) redeemable OP units	(1,501)	(9,851)

Distributions	(895)	(48,387)

Balance at end of period	$1,045,931	$1,116,934

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

	Six months ended
	June 30,

	2002	2001

Operating activities:

Net income (loss)	$(6,821)	$40,402

Adjustments to reconcile net income (loss) to net

cash provided by operating activities:

Depreciation and amortization	61,731	57,787

Loss on fair value of non-hedging derivatives	4,735	—

Write-off of deferred financing costs	1,529	—

Loss on sale of assets, before tax effect	—	1,081

Write down of investment in STS Hotel Net	—	2,112

Extraordinary loss on early extinguishment of debt, before tax effect	—	1,243

Minority interests	8	6

Amortization of unearned stock based compensation	1,920	1,842

Interest rate swaps marked to fair value	(2,905)	-

Deferred income taxes	(332)	296

Changes in operating assets and liabilities:

Accounts receivable, net	(4,817)	(7,007)

Prepaid expenses and other	3,098	502

Due to/from Interstate Hotels & Resorts	4,900	11,328

Accounts payable, accrued expenses and other liabilities	(2,862)	(9,052)

Accrued interest	8,208	15,987

Income taxes payable	(269)	499

Net cash provided by operating activities	68,123	117,026

Investing activities:

Investment in hotel properties	(24,696)	(23,782)

Proceeds from disposition of assets	—	7,274

Hotel operating cash received in lease conversions	—	3,257

Notes receivable from Interstate Hotels & Resorts	(10,000)	(36,000)

Change in restricted cash	4,384	(283)

Net cash used in investing activities	(30,312)	(49,534)

Financing activities:

Deferred financing costs	(3,571)	(9,906)

Proceeds from issuance of long-term debt	234,841	599,529

Principal payments on long-term debt	(265,840)	(584,830)

Contributions from partners	3,156	705

Repurchase of units	(1,193)	(3,280)

Distributions to partners	(1,212)	(49,685)

Net cash used in financing activities	(33,819)	(47,467)

Effect of exchange rate changes on cash and cash equivalents	(28)	283

Net increase in cash and cash equivalents	3,964	20,308

Cash and cash equivalents, beginning of period	23,441	242

Cash and cash equivalents, end of period	$27,405	$20,550

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

1.     ORGANIZATION

We are a subsidiary operating partnership of MeriStar Hospitality Corporation. We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of June 30, 2002, we owned 112 hotels, with 28,653 rooms, all of which are leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc, which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, with MeriStar Hotels & Resorts, Inc. surviving the merger and changing its name to “Interstate Hotels & Resorts, Inc.”

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is our general partner and owns a one percent interest in us as of June 30, 2002. The limited partners are as follows:

•	MeriStar LP, Inc., a wholly-owned subsidiary of MeriStar Hospitality, which owns approximately a 90 percent interest as of June 30, 2002; and
•	various third parties, which owned an aggregate interest of nine percent at June 30, 2002.

Partners’ capital includes the partnership interests of MeriStar Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 483,745 common OP units as of June 30, 2002. MeriStar LP, Inc. held 44,561,645 common OP units as of June 30, 2002. Due to the redemption rights of the limited partnership units held by third parties, these units have been excluded from partner’s capital and classified as Redeemable OP units and are recorded at redemption value. At June 30, 2002, there were 3,721,307 redeemable units outstanding.

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	managing the properties they lease (our taxable subsidiaries must enter into an “arms length” management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners),
•	leasing a property that contains gambling operations; and
•	owning a brand or franchise.

We believe establishing taxable subsidiaries to lease the properties we own provides an efficient alignment of and ability to capture the economic interests of property ownership. Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to Interstate Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. All of the agreements, except for four agreements with terms that renew annually, have an initial term of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

In connection with the proposed merger of MeriStar Hotels with Interstate Hotels Corporation, our Board of Directors established a Special Committee consisting solely of directors not affiliated with MeriStar Hotels. The Special Committee, with the assistance of its outside counsel, reviewed the terms of the merger and the effect of the merger on us and recommended to the full Board that we (i) consent to the proposed merger, (ii) waive any of our rights to terminate the Intercompany Agreement or any of the management agreements on our hotels between MeriStar Hotels and us as a result of the merger, and (iii) amend our revolving credit and term loan agreements with MeriStar Hotels subject to documentation and various conditions including the payment to us of $3.0 million to reduce MeriStar Hotels’ borrowings under our credit agreement with them. At a meeting of the full Board of Directors on April 30, 2002, the Board approved the recommendations of the Special Committee subject to final documentation and satisfaction of the conditions, all of which occurred prior to the merger becoming effective on July 31, 2002.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

In our opinion, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. The standard also establishes requirements for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $5,882 and $6,061 for the three months ended June 30, 2002 and 2001, respectively. Revenues for Canadian operations totaled $10,407 and $11,583 for the six months ended June 30, 2002 and 2001, respectively.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of June 30, 2002, we had three swap agreements with notional amounts totaling $300 million. All of these swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged, and they are currently being marked to market through our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. The interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of June 30, 2002. For more information regarding our interest rate hedging activities, see “Quantitative and Qualitative Disclosures about Market Risk.”

New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” If we enter into these transactions in the future, we will have to evaluate the effects this new standard will have on our financial statements. The provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, Technical Corrections”. We plan to adopt this statement on January 1, 2003.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” which supersedes SFAS No. 121. The provisions of SFAS No. 144 were effective on January 1, 2002 for our financial statements. We did not have any asset sales or impairments in the first six months of 2002; therefore, SFAS No. 144 has no effect on our financial statements for the three and six months ended June 30, 2002.

3.     NOTE RECEIVABLE FROM MANAGEMENT COMPANY

Under a revolving credit agreement with Interstate Hotels, we lent, from time to time, Interstate Hotels up to $50,000 for general corporate purposes. The interest rate on this credit agreement was 650 basis points over the 30-day London Interbank Offered Rate. As of June 30, 2002, $46,000 was outstanding under this revolving credit agreement.

Interstate Hotels also issued us a term note effective January 1, 2002. This $13,069 term note refinanced outstanding accounts payable Interstate Hotels owed to us. The term loan bore interest at 650 basis points over the 30-day LIBOR. The maturity date was the same as that of the revolving credit agreement.

The repayment of the credit agreement and term note were subordinate to MeriStar Hotel’s bank debt.

In connection with the merger that created Interstate Hotels on July 31, 2002, Interstate Hotels paid $3,000 to reduce its borrowings outstanding on the credit agreement. Also, the credit agreement and term note were amended and combined into a term loan agreement with a principal balance of $56,069 and a maturity date of July 31, 2007.

4.     LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2002	December 31, 2001

Senior unsecured notes	$950,000	$750,000

Credit facility	—	224,000

Secured facility	317,258	319,788

Mortgage debt and other	51,025	52,335

	1,318,283	1,346,123

Notes payable to MeriStar Hospitality	359,300	359,300

Unamortized issue discount	(8,448)	(5,289)

	$1,669,135	$1,700,134

As of June 30, 2002 aggregate future maturities of the above obligations are as follows:

2002	$12,155

2003	8,584

2004	171,164

2005	9,259

2006	10,001

Thereafter	1,457,972

$1,669,135

In February 2002, we issued an additional $200,000 ($196,250, net of discount) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195,000 of the outstanding balance under our revolving credit agreement. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. We recognized a $4,735 loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

In February 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300,000. In March 2002, we reduced the borrowing capacity on our revolving credit agreement from $310,000 to $150,000. We recognized a $1,529 loss due to the write-off of deferred financing costs related to reducing the borrowing capacity of our revolving credit agreement.

5.     DISTRIBUTIONS PAYABLE

On June 26, 2002, we declared a dividend for the three months ended June 30, 2002 of $0.01 per unit of limited partnership interest. We paid the dividend on July 31, 2002.

6.     EARNINGS PER UNIT

The following table presents the computation of basic and diluted earnings per unit:

	Three months ended		Six months ended

	June 30,		June 30,

	2002	2001	2002	2001

BASIC EARNINGS (LOSS) PER UNIT COMPUTAION:

Income (loss) before extraordinary loss	$3,503	$27,131	$(6,821)	$41,628

Dividends paid on unvested restricted stock	(141)	(141)	(3)	(403)

Preferred distributions	(2)	(202)	(282)	(282)

Income (loss) applicable to common unitholders	$3,360	$26,788	$(7,106)	$40,943

Weighted average number of OP units outstanding	48,770	48,343	48,770	48,383

Basic earnings (loss) per unit before extraordinary loss	$0.07	$0.55	$(0.15)	$0.85

DILUTED EARNINGS (LOSS) PER UNIT COMPUTATION:

Income (loss) applicable to common unitholders	$3,360	$26,788	$(7,106)	$40,943

Preferred distributions	—	141	—	282

Interest on convertible debt of MeriStar	—	1,796	—	3,591

Restricted stock	—	8	—	—

Adjusted net income (loss)	$3,360	$28,733	$(7,106)	$44,816

Weighted average number of OP units outstanding	48,770	48,343	48,770	48,383

Stock options of MeriStar	75	403	—	359

Class D Preferred OP units	—	392	—	392

Convertible debt of MeriStar	—	4,538	—	4,538

Restricted stock	—	16	—	—

Total weighted average number of diluted OP units outstanding	48,845	53,692	48,770	53,672

Diluted earnings (loss) per unit before extraordinary loss	$0.07	$0.54	$(0.15)	$0.83

Stock options, Class D Preferred OP units, convertible debt of MeriStar and restricted stock are not included in the computation of diluted earnings (loss) per share when their effect is antidilutive.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

	Six months ended June 30,

	2002	2001

Cash paid for interest and income taxes:

Interest, net of capitalized interest of $1,947 and $3,822 respectively	$60,454	$44,274

Income taxes	536	511

Non-cash investing and financing activities:

Issuance of POPs	2,894	—

Redemption of redeemable OP units	6,146	2,845

Operating assets received and liabilities assumed from lease conversion:

Accounts receivable	$—	$47,200

Prepaid expenses and other	—	13,500

Furniture and fixtures, net	—	152

Investment in affiliates, net	—	1,629

Total operating assets received	$—	$62,481

Accounts payable and accrued expenses	$—	$65,706

Long-term debt	—	32

Total liabilities acquired	$—	$65,738

8.     STOCK-BASED COMPENSATION

As of June 30, 2002, MeriStar Hospitality has granted 481,500 shares of restricted stock to employees. This restricted stock vests ratably over three-year or five-year periods.

As of June 30, 2002, we have granted 900,000 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest over three-year or four-year periods.

9.     RESTRUCTURING EXPENSES

During the third quarter of 2001, we incurred a restructuring charge of $1,080 in connection with operational changes at our corporate headquarters. The restructuring included eliminating seven corporate staff positions and office space no longer needed under the new structure. During 2002, we applied $104 of lease costs against the restructuring reserve. Approximately $288 of the restructuring accrual remains at June 30, 2002.

10.     CONSOLIDATING FINANCIAL INFORMATION

Certain of our subsidiaries and MeriStar Hospitality are guarantors of senior unsecured notes. Our guarantor subsidiaries also guarantee the unsecured subordinated notes of MeriStar Hospitality. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents supplementary consolidating information for us, our non-guarantor subsidiaries, and each of our guarantor subsidiaries. The supplementary consolidating information in Exhibit 99 presents our consolidating balance sheets as of June 30, 2002 and December 31, 2001, consolidating statements of operations for each of the three and six months ended June 30, 2002 and 2001, and consolidating cash flows for the six months ended June 30, 2002 and 2001.

11.     SUBSEQUENT EVENT

On August 1, 2002 we sold three hotels for $25,150. The aggregate carrying amounts of the hotel properties was approximately $24,000. As of June 30, 2002, the sale of these assets was not probable and therefore we did not meet the criteria according to SFAS No. 144 to classify these hotels as held for sale on our Balance Sheet and to reclassify the operations of these hotels to discontinued operations on our Statement of Operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a subsidiary operating partnership of MeriStar Hospitality Corporation. We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of June 30, 2002, we owned 112 hotels, with 28,653 rooms, all of which are leased by our taxable subsidiaries and managed by Interstate Hotels & Resorts, Inc, which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, with MeriStar Hotels & Resorts, Inc. surviving the merger and changing its name to “Interstate Hotels & Resorts, Inc.”

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is our general partner and owns a one percent interest in us as of June 30, 2002. The limited partners are as follows:

•	MeriStar LP, Inc., a wholly-owned subsidiary of Interstate Hospitality, which owns approximately a 90 percent interest as of June 30, 2002; and
•	various third parties, which owned an aggregate interest of nine percent at June 30, 2002.

Partners’ capital includes the partnership interests of Interstate Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 483,745 common OP units as of June 30, 2002. MeriStar LP, Inc. held 44,561,645 common OP units as of June 30, 2002. Due to the redemption rights of the limited partnership units held by third parties, these units have been excluded from partner’s capital and classified as Redeemable OP units and are recorded at redemption value. At June 30, 2002, there were 3,721,307 redeemable units outstanding.

On January 1, 2001, changes to the federal tax laws governing REITs became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. We have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	managing the properties they lease (our taxable subsidiaries must enter into an “arms length” management agreement with an independent third-party manager actively involved in the trade or business of hotel management and manages properties on behalf of other owners);
•	leasing a property that contains gambling operations; and
•	owning a brand or franchise.

We believe establishing taxable subsidiaries to lease the properties we own provides an efficient alignment of and ability to capture the economic interests of property ownership. Our taxable subsidiaries are parties to management agreements with a subsidiary of Interstate Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to Interstate Hotels for each property. Our taxable subsidiaries in turn make rental payments to us under the participating leases. Under the management agreements, the base management fee is 2.5% of total hotel revenue. Interstate Hotels can also earn incentive management fees, based on meeting performance thresholds, of up to 1.5% of total hotel revenue. All of the agreements, except for four agreements with terms that renew annually, have an initial term of 10 years with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

In connection with the proposed merger of MeriStar Hotels with Interstate Hotels Corporation, our Board of Directors established a Special Committee consisting solely of directors not affiliated with MeriStar Hotels. The Special Committee, with the assistance of its outside counsel, reviewed the terms of the merger and the effect of the merger on us and recommended to the full Board that we (i) consent to the proposed merger, (ii) waive any of our rights to terminate the Intercompany Agreement or any of the management agreements on our hotels between MeriStar Hotels and us as a result of the merger, and (iii) amend our revolving credit and term loan agreements with MeriStar Hotels subject to documentation and various conditions including the payment to us of $3.0 million to reduce MeriStar Hotels’ borrowings under our credit agreement with them. At a meeting of the full Board of Directors on April 30, 2002, the Board approved the recommendations of the Special Committee subject to final documentation and satisfaction of the conditions, all of which occurred prior to the merger becoming effective on July 31, 2002.

During 2001, we acquired the eight leases from Prime Hospitality for our hotels that were previously leased and managed by Prime. These hotels are now managed by Interstate Hotels under management agreements identical to our other management agreements with Interstate Hotels, except that the term on four of the agreements is one year with additional one- year renewal periods.

Business Summary

Our results continue to reflect a slowed economy which has caused substantial declines in business and leisure travel demand nationwide. Our group business improved during the first two quarters of 2002 but our transient business continues to be significantly lower than prior to the terrorist attacks on September 11, 2001, and also lower than our internal projections for 2002. Overall, our occupancies were ahead of our internal plan for the first half of 2002, but our average daily rate was lower than we projected. We will continue to work with Interstate Hotels to focus on cost reduction and control measures at our hotels. We expect year-over-year performance measures to improve in late 2002 and in 2003 when the economy is expected to gain momentum.

The September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries. Companies in all industry segments are experiencing increases in premiums and restriction of coverage upon renewal of their insurance programs. Some have experienced an inability to obtain insurance. Our secured facility requires our property insurance carriers to be rated AA or better by Standard & Poors, or S&P. Our manager, Interstate Hotels, is responsible for securing property insurance for our properties. In June 2002, Interstate Hotels renewed all expiring programs and obtained coverage from carriers that are appropriately rated by S&P. As the effects of the terrorist attacks on September 11, 2001 are more fully reflected on the financial statements of insurers and reinsurers, however, their ratings may change. If we are unable to maintain insurance that meets our debt covenant requirements and if we are unable to amend or waive those covenants, it could have a material adverse effect on our business. Our total annual property and casualty insurance premiums are approximately $31 million under our renewed policies.

Critical Accounting Policies

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the impairment of long-lived assets and the recording of certain accrued liabilities. Some of our estimates are material to the financial statements. These estimates are therefore particularly sensitive as future events could cause the actual results to be significantly different from our estimates.

Our critical accounting policies are as follows:

•	Impairment of long-lived assets;
•	Estimating certain accrued liabilities; and
•	Determining the impact of future interest rate changes on our statement of operations.

Impairment of long-lived assets

Whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (including property and equipment and all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset’s carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the cost of all capital improvements (net of depreciation). We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize are recorded as operating expenses. We did not recognize any impairment losses for the six months ended 2002 or 2001.

Estimating certain accrued liabilities

Estimates for certain accruals such as real and personal property taxes could have a material effect on our financial statements. Currently, we estimate real and personal property taxes based on a combination of preliminary estimates from state and local jurisdictions, and historical information. The assessed values of these properties could change significantly from the values or rates we use in our estimates.

Property tax assessments are subject to periodic and often lengthy appeals. For example, in instances where a jurisdiction increases our assessed value, we frequently appeal that assessment. Similarly, when hotel operations are declining, we may appeal an assessment as too high if it is based on past operating results. These appeals of assessed values are subject to a potentially wide range of outcomes. As a result of the economic slowdown and events of September 11, 2001, we have filed a number of appeals for lower assessments. As of June 30, 2002, we had ongoing appeals in several jurisdictions with respect to approximately 20 properties. We accrue for property tax liabilities based on what we believe is a reasonable judgment of the most likely outcome of the appeals. We believe our experience in pursuing reductions through the appeals process is very favorable — for example, during the second quarter of 2002 we completed the appeals process for 1997 through 2001 for three properties, resulting in refunds of approximately $2.7 from taxing authorities. We cannot predict with certainty the outcome of these appeals, or their effect on our accruals for such items. Also, actual property tax expense could vary greatly from our estimates used for the current property tax accrual based on a change in the assessed value, a change in the tax rate, and/or a different outcome of the appeals process than we currently expect. Based on our past experience, however, we do not believe that even the loss of a substantial number of the appeals would result in any additional expense for us.

Determining impact of future interest rate changes on our statement of operations

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and record those instruments at fair value. SFAS No. 137 and No. 138 amended certain provisions of SFAS No. 133. We adopted these accounting pronouncements effective January 1, 2001.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of June 30, 2002, we had three swap agreements with notional amounts totaling $300 million. These swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged and they are currently being marked to market through our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. During the three and six months ended June 30, 2002, we recognized $3.1 million and $3.1 million of expense, respectively, related to these interest rate swaps. The fair value of these swap agreements is $8.7 million at June 30, 2002. For more information regarding our interest rate hedging activities, see “Quantitative and Qualitative Disclosures about Market Risk.”

FINANCIAL CONDITION

JUNE 30, 2002 COMPARED WITH DECEMBER 31, 2001

Our total assets decreased by $19.3 million to $2,985.3 million at June 30, 2002 from $3,004.6 million at December 31, 2001 primarily due to:
•	depreciation on hotel assets of $58.3 million;
•	the $4.4 million decrease in restricted cash due to property tax payments in 2002; and
•	the $3.1 million decrease in prepaid expenses due to 2002 insurance expenses; partially offset by
•	the $4.8 million increase in accounts receivable due to the improved occupancy since December 31, 2001;
•	net additional borrowings by Interstate Hotels of $14.2 million.
•	capital expenditures of $24.8 million at the hotels; and
•	the $4.0 million increase in cash and cash equivalents due to net borrowings in 2002 offset by our operating activity.

Total liabilities decreased by $20.7 million to $1,869.0 million at June 30, 2002 from $1,889.7 million at December 31, 2001 due mainly to:
•	net payments of long-term debt of $31.0 million;
•	a $3.4 million decrease in market value of our derivative instruments; and

•	a $2.4 million decrease in accounts payable, accrued expenses and other liabilities due to the timing of payables; partially offset by
•	a $9.1 million increase in due to Interstate Hotels primarily due to our quarterly workers compensation and general liability insurance which has not been paid as of June 30, 2002; and
•	a $8.2 million increase in accrued interest following the issuances of our senior unsecured debt in December 2001 and February 2002;

Long-term debt decreased by $31.0 million to $1,669.1 million at June 30, 2002 from $1,700.1 million at December 31, 2001 due primarily to:
•	$224.0 million of net repayments on our revolving credit facility using proceeds of the issuance of senior unsecured notes in February and cash generated by operations; and
•	$2.5 million of net repayments on our secured facility; partially offset by
•	$200.0 million ($196.2 million, net of discount) in senior unsecured notes issued in February.

Redeemable OP units at redemption value increased $0.7 million due primarily to capital allocated to redeemable OP unitholders as a result of increases in MeriStar Hospitality’s stock price.

Partners’ capital increased $0.7 million to $1,045.9 at June 30, 2002 from $1,045.2 million at December 31, 2001 due primarily to:
•	$6.1 million decrease in accumulated other comprehensive loss due mainly due to the conversion of our swap derivatives to non-hedging derivatives, and
•	$3.2 million of capital contribution; partially offset by
•	$1.5 million of capital allocated to redeemable OP unitholders as a result of increases in MeriStar Hospitality’s stock price, and
•	$6.8 million of net loss for the six months ended June 30, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

The following table provides our hotels’ operating statistics on a same store basis for the three months ended June 30, 2002 and 2001.

	2002	2001	Change

Revenue per available room	$70.60	$79.61	(11.3)%

Average daily rate	$101.65	$109.48	(7.2)%

Occupancy	69.5%	72.7%	(4.4)%

Overall, the slowing United States economy had a major negative effect on our hotels during the second quarter of 2002 compared to the second quarter of 2001. This effect is evidenced by a sharp reduction in transient business travel. This is reflected in the 7.2% reduction in average daily rate and the 4.4% reduction in occupancy in the second quarter 2002 compared to 2001. Our group and leisure business has been stronger than transient business travel in most markets.

Total revenue decreased $25.9 million to $281.3 million in 2002 from $307.2 million in 2001 primarily due to:
•	a $19.0 million decrease in room revenue due to a decrease in occupancy and average daily rate;
•	a $2.2 million decrease in food and beverage revenue due to a decrease in occupancy; and
•	a $5.4 million decrease in lease revenue following the termination of the hotel leases with Prime Hospitality.

Total operating expenses decreased $5.6 million to $243.6 for the three months ended June 30, 2002 compared to $249.2 million for the same period in 2001 due primarily to:

•	a $3.1 million decrease in room expenses due to lower occupancy and
•	a $2.0 million decrease in food and beverage expenses due to lower occupancy.
•	a $0.8 million decrease in property operating costs due to a $0.9 million decrease in franchise costs,
•	$3.8 million in Felcor merger costs during 2001; and
•	$1.3 million of costs to terminate leases with Prime Hospitality Corporation; partially offset by
•	a $2.7 million increase in depreciation and amortization expenses; and
•	a $3.1 million increase in expense for non-hedging derivatives for the three months ended June 30, 2002 due to our three swap agreements being converted to non-hedging derivatives in 2002.

Expense for non-hedging derivatives represents the change in fair value on our non-hedging derivatives, net of cash payments to the counter party.

Interest expense increased $4.1 million to $34.1 million for the three months ended June 30, 2002 compared to $30.0 million for the same period in 2001 due primarily to the issuance of $250 million of senior secured notes in December 2001 and $200 million of senior secured notes in February 2002 at fixed rates greater than the variable rate of the debt that was repaid.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

The following table provides our hotels’ operating statistics on a same store basis for the six months ended June 30, 2002 and 2001.

	2002	2001	Change

Revenue per available room	$68.53	$80.33	(14.7)%

Average daily rate	$103.20	$112.45	(8.2)%

Occupancy	66.4%	71.4%	(7.0)%

Overall, the slowing United States economy had a major negative effect on our hotels during the first half of 2002 compared to the first half of 2001. This effect is evidenced by a sharp reduction in transient business travel. This is reflected in the 8.2% reduction in average daily rate and the 7.0% reduction in occupancy in the first half of 2002 compared to 2001. Our group and leisure business has been stronger than transient business travel in most markets.

Total revenue decreased $72.0 million to $537.9 million in 2002 from $609.9 million in 2001 primarily due to:
•	a $48.8 million decrease in room revenue due to a decrease in occupancy and average daily rate;
•	a $11.4 million decrease in food and beverage revenue due to a decrease in occupancy; and
•	a $10.7 million decrease in lease revenue following the termination of the hotel leases with Prime Hospitality.

Total operating expenses decreased $29.5 million to $476.2 for the six months ended June 30, 2002 compared to $505.7 million for the same period in 2001 due primarily to:
•	a $9.9 million decrease in room expenses due to lower occupancy;
•	a $9.0 million decrease in food and beverage expenses due to lower occupancy;
•	a $6.1 million decrease in property operating costs due primarily to a $2.4 million decrease in franchise costs, a $1.9 million decrease in energy costs and a $1.6 million decrease in management fees;
•	$9.3 million in swap termination fees during 2001; and
•	a $2.1 million write down of investment in STS Hotel Net during 2001;
•	$3.8 million in Felcor merger costs during 2001; and
•	$1.3 million of costs to terminate leases with Prime Hospitality Corporation; partially offset by
•	a $4.7 million loss on fair value of non-hedging derivatives in 2002 due to the repayment of debt that was originally hedged;
•	a $1.5 million write-off of deferred costs due to the reduction in our borrowing capacity on our revolving credit agreement in 2002; and
•	a $3.9 million increase in depreciation and amortization expense; and
•	a $3.1 million increase in expense for non-hedging derivatives for the six months ended June 30, 2002 due to our three swap agreements being converted to non-hedging derivatives in 2002.

Interest expense increased $8.4 million to $68.7 million for the six months ended June 30, 2002 compared to $60.3 million for the same period in 2001 due primarily to the issuance of $250 million of senior secured notes in December 2001 and $200 million of senior secured notes in February 2002 at fixed rates greater than the variable rate of the debt that was repaid.

In 2001, we paid down $300 million of our revolving credit facility. This resulted in an extraordinary loss of $1.2 million, net of tax.

In the first quarter of 2001, we sold one hotel and received $7.3 million. This resulted in a loss on the sale of the asset of $1.1 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We generated $68.1 million of cash from operations during the first six months of 2002. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt offerings. We expect to fund our continuing operations through cash generated by our hotels. In addition, as of August 9, 2002, we had $122.0 million available under our revolving credit facility. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of OP Units and/or common stock.

Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety and other operating risks described under the caption, “Risk Factors—Operating Risks” in our 2001 Annual Report on Form 10-K;
•	Factors that affect our access to bank financing and the capital markets, including interest rate fluctuations, operational risks and other risks described under the caption “Risk Factors—Financing Risks” in our 2001 Annual Report on Form 10-K; and
•	The other factors described under the caption, “Forward-Looking Statements.”

Additionally, MeriStar Hospitality must distribute to stockholders at least 90% of its taxable income, excluding net capital gains to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. We expect to fund such distributions through cash generated from operations and borrowings on our credit agreement. Due to the sluggish economy, we expect our taxable income to decrease in 2002 compared to 2001. Any future distributions will be at the discretion of MeriStar Hospitality’s Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs and such other factors as our Board of Directors deems relevant. We cannot provide assurance of the amounts of any such distributions that will be made in the future.

Uses of Cash

We used $30.3 million of cash in investing activities during the first six months of 2002 primarily for:
•	$10.0 million of notes receivable with Interstate Hotels; and
•	$24.7 million of capital expenditures at hotels.

We used $33.8 million of cash from financing activities during the first six months of 2002 primarily for:
•	$31.0 million of net payments on our credit facilities;
•	$3.6 million for additional deferred financing costs related to issuing the $200 million of senior unsecured notes in February 2002 and the $250 million senior unsecured notes in December 2001; and
•	$1.2 million of distributions to partners; partially offset by
•	$3.2 million of contributions.

Long-Term Debt

Our revolving credit agreement contains customary compliance measures in the facility. Based on our current financial forecast, we believe it is possible we may not meet certain compliance measures at the next compliance measurement date, September 30, 2002. Our compliance will depend substantially on the financial results from our hotels in future periods. If we failed to meet a future compliance measure, the availability of funds under our credit facility might be restricted. We do not, however, currently believe a restriction would have a material impact on our operations, due to the fact that we had no borrowings outstanding on the facility at June 30, 2002 and expect to generate sufficient cash flow from operations for our operating expenses. In addition, we are currently negotiating with our lenders to obtain a new revolving credit facility, with adjusted covenant measurements that reflect current market conditions. If we do not obtain the new credit facility, we will negotiate appropriate waivers of the financial covenants with our lenders.

In February 2002, we issued $200 million ($196.2 million, net of discount) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195.0 million of the outstanding balance under our revolving credit agreement. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

In February 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300 million. In March 2002, we reduced the borrowing capacity on our revolving credit agreement from $310 million to $150 million. We recognized a $1,529 loss due to the write-off of deferred financing costs related to this reduction in our borrowing capacity.

Minimum payments due under our debt obligations as of June 30, 2002 are (in thousands):

2002	$12,155

2003	8,584

2004	171,164

2005	9,259

2006	10,001

Thereafter	1,457,972

$1,669,135

As of August 9, 2002, we had $28.0 million of indebtedness outstanding under our revolving credit agreement. The weighted average interest rate on borrowings outstanding under the revolving credit agreement as of June 30, 2002 was 5.9%.

Capital Resources

We make ongoing capital expenditures in order to keep our hotels competitive in their markets. We expect a combination of internally generated cash and external borrowings to provide capital for renovation work. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we expect to spend approximately 4% of annual hotel revenues for ongoing capital expenditure programs. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. For the six months ended June 30, 2002, we spent $21.1 million on renovation and ongoing property capital expenditure programs. We currently expect to spend approximately $25.0 million during the remaining two quarters of 2002 for our ongoing capital expenditure programs.

We believe cash generated by operations, together with anticipated borrowing capacity under our senior credit agreements, will be sufficient to fund our existing working capital requirements, ongoing capital expenditures, and debt service requirements. We believe, however, that our future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and/or other financial markets.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. We have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. We have no cash flow exposure due to general interest rate changes for our fixed long-term debt obligations.

The table below presents, as of June 30, 2002, the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	Long-term Debt

		Average
		Interest
Expected Maturity	Fixed Rate	Rate	Variable Rate	Average Interest Rate

2002	$12,155	8.6%	$—	N/A

2003	8,584	7.6%	—	N/A

2004	171,164	5.1%	—	N/A

2005	9,259	8.1%	—	N/A

2006	10,001	8.1%	—	N/A

Thereafter	1,457,972	9.0%	—	N/A

Total	$1,669,135	8.6%	$—	N/A

Fair Value at 6/30/02	$1,589,191		$—

Upon the issuance in February 2002 of $200 million aggregate principal amount of 9.13% senior unsecured notes due 2011, we reduced the borrowings under our senior secured credit agreement by $195.0 million. As a result of this financing, we redesignated two swap agreements as non-hedging derivatives. These swap agreements had notional principal amounts of approximately $200 million and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

As of June 30, 2002, we had three swap agreements with notional principal amounts totaling $300 million. All of these swap agreements have been converted to non-hedging derivatives. The swap agreements effectively fix the 30-day LIBOR between 4.77% and 6.4%. The swap agreements expire between December 2002 and July 2003. For the three months ended June 30, 2002 and 2001, we have made net payments of approximately $3.1 million and $1.5 million, respectively. For the six months ended June 30, 2002 and 2001, we have made net payments of approximately $6.0 million and $1.6 million, respectively.

As of June 30, 2002, 100.0% of our outstanding debt was fixed and our overall weighted average interest rate was 8.6%.

Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the three months ended March 31, 2002 and 2001. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the years ended March 31, 2002 and 2001. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Forward-Looking Statements

Information both included and incorporated by reference in this annual report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of them or other variations of them or comparable terminology. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the current slowdown of the national economy;
•	economic conditions generally and the real estate market specifically;
•	the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;
•	legislative/regulatory changes, including changes to laws governing the taxation of REITs;
•	availability of capital;
•	interest rates;
•	competition;
•	supply and demand for hotel rooms in our current and proposed market areas; and
•	changes in general accounting principles, policies and guidelines applicable to REITs.

These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001 under “Risk Factors”, should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, other than required by law.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
13	Unaudited Financial Statements of MeriStar Hospitality Corporation as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001.
99.1	Unaudited Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.
99.2	Certification of Chief Executive Officer
99.3	Certification of Chief Accounting Officer

         (b)  Reports on Form 8-K

Current report on Form 8-K dated and filed May 7, 2002 regarding the first quarter earnings press release.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MeriStar Hospitality Operating Partnership, L.P.

Dated: August 13, 2002	/s/ JAMES A. CALDER

James A. Calder Chief Accounting Officer