Form 10-K
period 2004-12-31
MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP; MERISTAR HOSPITALITY FINANCE CORP III; MERISTAR HOSPITALITY FINANCE CORP II; MERISTAR HOSPITALITY FINANCE CORP
filed 2005-03-16
CIK 1142258, 1169640, 1169638, 1142257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-63768

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.	MERISTAR HOSPITALITY FINANCE CORP
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

75-2648837	52-2321015
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

MERISTAR HOSPITALITY FINANCE CORP II	MERISTAR HOSPITALITY FINANCE CORP III
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

73-1658708	46-0467463
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

DELAWARE

(State or other jurisdiction of incorporation or organization)

4501 NORTH FAIRFAX DRIVE, SUITE 500

ARLINGTON, VA 22203

(Address of principal executive offices)

Registrants’ telephone number, including area code:    (703) 812-7200

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2004, the aggregate market value of the voting and non-voting common equity of MeriStar Hospitality Operating Partnership, L.P. held by non-affiliates, computed by reference to the market price of shares of the common stock of MeriStar Hospitality Corporation as of such date, was $587,005,209. Each common operating partnership unit of MeriStar Hospitality Operating Partnership, L.P. is redeemable for one share of MeriStar Hospitality Corporation common stock. All of the shares of common stock of MeriStar Hospitality Finance Corp., MeriStar Hospitality Finance Corp. II and MeriStar Hospitality Finance Corp. III are held by MeriStar Hospitality Operating Partnership, L.P.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of MeriStar Hospitality Corporation’s (Commission file number 1-11903) definitive proxy statement for the 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year of the registrants.

EXPLANATORY NOTE

This Annual Report on Form 10-K is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP; MeriStar Hospitality Finance Corp, or MeriStar Finance; MeriStar Hospitality Finance Corp II, or MeriStar Finance II; and MeriStar Hospitality Finance Corp III, or MeriStar Finance III. No separate financial or other information of MeriStar Finance, MeriStar Finance II or MeriStar Finance III is material to holders of the securities of MHOP, MeriStar Finance, MeriStar Finance II or MeriStar Finance III since as of December 31, 2004, they had no operations, no employees, only nominal assets and no liabilities other than their obligations as corporate co-issuers under the indentures governing the senior unsecured notes issued in January 2001, December 2001 and February 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

Except for historical information, matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are subject to known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically;

•	the effects of threats of terrorism and increased security precautions on travel patterns and demand for hotels;

•	the threatened or actual outbreak of hostilities and international political instability;

•	governmental actions, including new laws and regulations;

•	legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

•	the level of proceeds from asset sales;

•	cash flow generally, including cash available for capital expenditures;

•	the availability of capital;

•	our ability to refinance debt;

•	rising interest rates;

•	rising insurance premiums;

•	competition;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	other factors that may influence the travel industry, including health, safety and economic factors;

•	weather conditions generally and natural disasters; and

•	changes in generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

These risks and uncertainties, along with the risk factors discussed under “Risk Factors” in this Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I

ITEM 1. BUSINESS

Business Overview

MeriStar Hospitality Operating Partnership, L.P. (the “Company”) is the subsidiary operating partnership of MeriStar Hospitality Corporation Commission file number 1-11903, (“MeriStar Hospitality,” which is a real estate investment trust, or REIT) and owns a portfolio of primarily upper upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2004, we owned 73 hotels with 20,319 rooms. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States. Most of our hotels are operated under internationally recognized brand names such as Hilton®, Sheraton®, Marriott®, The Ritz-Carlton®, Westin®, Doubletree®, Holiday Inn®, Embassy Suites® and Radisson®, although we have 11 hotels with 2,043 rooms that are not operated under any brand.

We believe the upper upscale, full-service segment of the lodging industry offers attractive potential operating results and investment opportunities in the long term. In the recent past, the real estate market experienced a significant slowdown in the construction of upper upscale, full-service hotels. The growth of demand for new rooms continues to exceed the growth in supply of new rooms in this lodging segment and upper upscale, full-service hotels continue to have particular appeal to both business executives and upscale leisure travelers. We believe the combination of these factors offers good long-term potential ownership opportunities for us in this sector of the lodging industry.

We were created on August 3, 1998, when American General Hospitality Corporation (“AGH”), a corporation operating as a real estate investment trust, merged with CapStar Hotel Company (“CapStar”). Prior to the merger, CapStar was required to separate its real estate assets, consisting primarily of hotel assets, from its management business in order for the merged company to continue to operate as a REIT. After the separation, CapStar was merged with AGH to form MeriStar Hospitality Corporation.

The newly separated management business was then named MeriStar Hotels & Resorts, Inc. (“MeriStar Hotels”). MeriStar Hotels was engaged to be the lessee and manager of nearly all of our hotels, as was required by the relevant REIT rules at the time. On July 31, 2002, MeriStar Hotels merged with Interstate Hotels Corporation to form Interstate Hotels & Resorts, Inc. (“Interstate Hotels”). Interstate Hotels currently manages 71 of our hotels. We and Interstate Hotels had previously entered into an intercompany agreement that governed a number of aspects of our relationship. During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement (see “The Management Agreements—Interstate Hotels”). Our Chief

Executive Officer and MeriStar Hospitality’s Chief Executive Officer and Chairman of the Board, Paul W. Whetsell, continues to act as the Chairman of the Board of Interstate Hotels, although he is no longer an executive or an employee of Interstate Hotels.

As of December 31, 2004, our general partner, MeriStar Hospitality, in the form of our Common units, directly owned a one percent general partnership interest in us and also indirectly owned an approximately 96% interest in us. Several third parties owned the remaining approximately 3% of our equity interests, in the form of various classes of our partnership units.

Relationship with Interstate Hotels

Since the July 2002 merger that formed Interstate Hotels, we and Interstate Hotels have separated the senior management teams of the two companies in order to allow each senior management team to devote more attention to its respective company’s matters. In December 2003, MeriStar Hospitality’s Board of Directors and that of Interstate Hotels each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate Hotels, including possible changes to the terms, or complete elimination, of the intercompany agreement.

During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement and reached an agreement regarding the calculation of termination fees payable upon a sale. See “The Management Agreements—Interstate Hotels.”

Effective March 31, 2004, our Chief Executive Officer, Paul Whetsell, resigned as CEO of Interstate Hotels, but remains a non-executive Chairman of the Board of Directors of Interstate Hotels. Interstate Hotels is a separate, publicly-traded company.

Portfolio Strategy

At the beginning of 2003, we set out a strategy to position the Company to best take advantage of an expected economic and industry recovery. We believe that we are in the midst of a lodging industry economic recovery. While the recovery is not yet uniform throughout the country, we believe that it will continue to expand and our portfolio performance will benefit as that expansion to additional markets occurs. Our strategy includes the following key initiatives: focus on growth of earnings and cash flow from our existing portfolio using an aggressive asset management program; upgrade our portfolio through extensive renovations; selectively recycle capital from our existing portfolio into higher yielding hotel investments; improve our capital structure; maintain the upside potential of our existing assets, including real estate potential; and maintain liquidity.

Our Asset Management Group, which consists of senior level hotel operators, and construction and engineering experts, concentrates on maximizing all potential revenue management profitability options at our hotels.

We are in the process of upgrading the product quality and growth potential of our hotels through our aggressive capital expenditure program. We have continued to reshape our portfolio through three strategic, high-quality hotel investments, and dispositions of a number of lower yielding properties that did not meet our long-term investment criteria. We have substantially completed our asset disposition program.

We have continued to execute our targeted renovation program using a proprietary program to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better control the level of disruption associated with renovations. We invested approximately $134 million in capital expenditures during 2004, and we expect to invest approximately $100 million in capital expenditures during 2005, including $15 million to complete projects started in 2004 and excluding hurricane-related capital expenditures, to enhance the quality of our portfolio to meet or exceed the standards of our primary brands—Hilton, Marriott, and Starwood—as well as to improve the competitiveness of these assets in their markets and enable them to more fully participate in the economic recovery. While results are negatively impacted during renovations due to out of service rooms and the negative impact on the ability to sell other hotel services, we expect to have positioned these renovated properties well to be able to benefit from the economic recovery. The amount of hurricane-related capital expenditures has not yet been fully determined, however, we anticipate it to well exceed $100 million, most of which we expect to be reimbursed by our insurance carriers.

Asset Acquisitions

During 2004, we invested in three properties, each of them having exceptional quality and exhibiting superior growth potential, and being located in three of the top performing markets in the country. We believe these factors will enable these investments to produce superior returns for our shareholders. Our two consolidated hotels, and while not consolidated into our results, the hotel for which we record equity in income, realized 2004 (full year) combined RevPAR of $132.74. RevPAR for our entire portfolio during 2004 was $69.82. The higher RevPAR of the acquired hotels is indicative of their overall earnings power.

On May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”) under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. On June 30, 2004, we partially financed the acquisition through the placement of a $55.8 million fixed-rate mortgage loan, which is secured by this property. The mortgage matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. (“Marriott”) under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom that can accommodate meetings of up to 1,500 guests. To take advantage of the current low interest rate environment, we financed a portion of the acquisition with a $55.5 million fixed-rate mortgage, which is secured by this property, matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand.

On October 1, 2004, we acquired a 49.99% interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, which includes a $40 million mezzanine loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest, and a $10 million equity interest in the hotel. The mezzanine loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel, and has a 10-year term. The loan is subordinate to $150 million in senior notes, but has priority over all equity interests.

We will continue to be highly selective with potential acquisitions, focusing primarily on larger properties located in major urban markets or high-end resort destinations with high barriers to new competition, premium brand affiliations, significant meeting space and superior growth potential. We may be somewhat limited by the terms of our note indentures, which limit our ability to obtain debt financing to acquire assets beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $194.5 million was available at December 31, 2004; and $50 million of general indebtedness) as we are below the required fixed charge coverage ratio of 2 to 1, at which level we generally would be permitted to incur debt without restriction.

Asset Dispositions

We have substantially completed our previously announced disposition program that repositioned our portfolio into one generally consisting of larger assets with significant meeting space in urban or high-end resort locations. Between January 1, 2003 and December 31, 2004, we disposed of 36 hotels with 8,109 rooms for total gross proceeds of $283.6 million in cash and $11.1 million in reduction of debt. Of these 36 hotels, 15 hotels were disposed of in 2003 and 21 hotels were disposed of in 2004.

In addition, we may from time to time receive offers on other assets that we might consider selling. We would consider any opportunities that have the potential to improve our financial condition or results of operations.

Recent Developments

Hurricane Damage to Florida Properties

In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. For more information regarding the impact of these hurricanes, see “—Results Overview.”

Investment in Radisson Lexington Avenue Hotel

On October 1, 2004, we acquired an interest in the landmark, 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan, as described above under “Portfolio Strategy—Asset Acquisitions.”

Investment in MIP

In 1999, we invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a limited partnership interest, in which we earned a 16% cumulative preferred return with outstanding balances compounded quarterly. While the return on this investment was preferred and cumulative, the underlying investment ranked equally with the investments of the other investors in MIP.

In December 2004, MIP’s partnership agreement was amended and restated. In accordance with the amended and restated MIP partnership agreement, MIP’s general partner contributed $10 million to MIP which was then distributed to us, thereby reducing our outstanding preferred return receivable; the return on our investment and on our remaining unpaid accrued preferred return was reduced to a 12% future annual cumulative return rate, and subordinate only to the MIP debt; and $12.5 million of our $40 million investment was upgraded to receive preference over all other investments. As a result of the partnership restructuring, our ability to collect the preferred return improved, and we reassessed the carrying value of our preferred return. During the fourth quarter of 2004, we were able to recognize as income the $4.1 million compounded cumulative preferred return, $1.4 million of which was earned in 2003, but fully reserved.

In February 2005, MIP completed a $175 million commercial mortgage-backed securities financing, secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received an additional $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million.

After the February 2005 receipt of cash, our total MIP carrying value was approximately $19 million, consisting of the $15 million investment and $4 million of accrued preferred returns receivable.

Placement of mortgages

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest payments only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan.

We may look to use additional mortgage capacity permitted under our bond indentures to raise low interest rate, long-term secured debt with the proceeds used to repay more expensive debt and to fund capital investments in new or existing properties.

The Partnership Agreement

The following summary information is qualified in its entirety by the provisions of the Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P., as amended, a copy of which is incorporated by reference as Exhibit 10.1 to this Form 10-K.

Our partnership agreement gives MeriStar Hospitality full control over our business and affairs. The agreement also gives MeriStar Hospitality the right, in connection with the contribution of property to us or otherwise, to issue additional partnership interests in us in one or more classes or series. These issuances may have such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as MeriStar Hospitality determines appropriate.

Our partnership agreement currently provides for five classes of partnership interests: Common Operating Partnership (OP) Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units (POPs). As of March 7, 2005, MeriStar Hospitality and our wholly-owned subsidiaries owned a number of Common OP Units equal to the number of issued and outstanding shares of MeriStar Hospitality’s common stock (87,370,340 shares), par value $0.01. Other ownership interests were as follows:

•	Independent third parties owned 2,297,823 OP Units (consisting of 1,437,481 Common OP Units, 46,628 Class B OP Units, and 813,714 Class C OP Units).

•	There are no Class D OP units or POPs outstanding.

Holders of Common OP Units and Class B OP Units receive distributions for each Common or Class B OP Unit equivalent to the dividend paid on each of MeriStar Hospitality’s common shares. Holders of Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit so long as the Common OP Units and Class B OP Units receive a distribution for such quarter and the dividend rate on MeriStar Hospitality’s common stock has not exceeded $0.5575. Class C OP Units automatically convert into Common OP Units once that dividend rate is exceeded. All net income and capital received by us (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units in the relevant operating partnership owned by each such holder.

Each Common OP Unit, Class B OP Unit and Class C OP Unit held by third-parties is redeemable by the holder for cash in an amount equal to the market value of a share of MeriStar Hospitality’s common stock or, at our option, for one share of MeriStar Hospitality’s common stock, determined in accordance with the terms of our partnership agreement.

On April 9, 2004, in accordance with the terms of the certificate of designation for the outstanding Class D OP Units of our operating partnership, we redeemed all outstanding Class D OP Units plus accrued and unpaid preferential distributions on those units, for an aggregate consideration of approximately $8.7 million. The Class D OP Units had become redeemable at the option of the holder on April 1, 2004.

In July 2004, MeriStar Hospitality’s Board of Directors authorized the elimination of the plan pursuant to which the POPs were issued. In conjunction with the elimination of the plan, we completed the redemption of all outstanding POPs for a total of $4.6 million in cash on December 2, 2004, although 187,500 of those POPs redeemed were not yet exchangeable pursuant to the POPs Plan. See Note 10 to the financial statements.

REIT Modernization Act

On January 1, 2001, changes to the U.S. federal tax laws governing REITs, commonly known as the REIT Modernization Act, or RMA, became effective. As permitted by the RMA, MeriStar Hospitality formed a number of wholly-owned taxable subsidiaries, which are subject to taxation similar to subchapter C-corporations, to lease our real property. Accordingly, a subcommittee of independent members of MeriStar Hospitality’s Board of Directors ratified the transfer of our leases, that were previously with subsidiaries of Interstate Hotels, to our taxable subsidiaries. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of Interstate Hotels for each property they previously leased. The management agreements were structured to substantially mirror the economics of the former lease agreements. We believe this structure provides us with the ability to capture the economic interests of property ownership, as well as more efficiently aligning such interests.

Although a taxable subsidiary may lease our real property, it is restricted from being involved in certain activities prohibited by the RMA. First, a taxable subsidiary is not permitted to manage the property itself; it must enter into an “arm’s-length” management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the taxable subsidiary is not permitted to lease a property that contains gambling operations. Third, the taxable subsidiary is restricted from owning a brand or franchise.

In the course of document review with respect to the MIP restructuring, MeriStar Hospitality discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. In order to eliminate any uncertainty, MeriStar Hospitality is currently negotiating a closing agreement with the Internal Revenue Service to resolve all REIT qualification matters with respect to this potential issue. As a partnership for federal income tax purposes, we are not directly affected by the outcome of the discussions by MeriStar Hospitality with the Internal Revenue Service.

The Management Agreements—Interstate Hotels

Management Fees and Performance Standards

Each of our taxable subsidiaries pays a hotel management fee to Interstate Hotels. Under the management agreement, the base management fee is 2.5% of total hotel operating revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel operating revenue, not to exceed 4.0% of total hotel operating revenue. The incentive payments are calculated as 20% of the difference between: the actual excess of total operating revenues over total operating expenses; and the projected excess of total operating revenues over projected total operating expenses.

Term and Termination

The management agreements with Interstate Hotels generally have initial terms expiring on January 1, 2011 with three renewal periods of five years each. A renewal will not go into effect if a change in the federal tax laws permits us or one of our subsidiaries to operate the hotel directly without adversely affecting MeriStar Hospitality’s ability to qualify as a REIT, or if Interstate Hotels elects not to renew the agreement. We may elect not to renew the management agreements only as provided below.

Our taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is not restored after a significant casualty loss. Upon that termination, the relevant taxable subsidiary will be required to pay Interstate Hotels the fair market value of the management agreement. That fair market value will be equal to the present value of the total of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results for the 12 months preceding the termination.

If a hotel’s gross operating profit is less than 85% of the amount projected in the hotel’s budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, our taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

•	we did not materially comply with the capital expenditures contemplated by the capital budget for either or both of the applicable fiscal years; or

•	Interstate Hotels cures the shortfall by agreeing to reduce its management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

Interstate Hotels can only use the cure right once during the term of each management agreement.

In January 2005, we notified Interstate Hotels that 11 hotels with 3,655 rooms had apparently failed to meet the performance test involving two year operating results versus budgets for those years. We, MeriStar Hospitality and Interstate Hotels are currently in discussions relating to the apparent shortfall, the reasons for such shortfall, and any remedies that are available to us.

As previously described, in December 2003, MeriStar Hospitality’s Board of Directors and that of Interstate Hotels each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate Hotels, including possible changes to the terms, or complete elimination, of the intercompany agreement. During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we received, among other things:

•	the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carry over up to 600 rooms for termination in the succeeding year;

•	the right to terminate the management contract of a hotel, where Interstate Hotels invests in a competing hotel, with no termination fee; and

•	an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months.

Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were expected to be disposed of under our previously announced disposition program (which includes one of the 73 properties we owned as of December 31, 2004) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $2.4 million has been applied to terminations that occurred during 2004.

Assignment

Interstate Hotels does not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary. A change in control of Interstate Hotels will require the consent of the relevant taxable subsidiary, and that subsidiary may grant or withhold its consent in its sole discretion.

The Management Agreements—Other

Two of the 73 hotels we owned as of December 31, 2004 were managed by parties other than Interstate Hotels. One hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary of Marriott International, Inc. (“Marriott”).

Each of our taxable subsidiaries pays a hotel management fee to the manager of its hotel. Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the relevant management agreement), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. During 2004, we recorded a total amount of $1.0 million under the Ritz-Carlton and Marriott limited performance guarantees, combined. Management, based upon budgets and operating trends, expects payments under these guarantees in the future to be minimal.

Franchises

We employ a flexible strategy in selecting brand names based on each particular hotel’s market environment and other unique characteristics. Accordingly, we use various well-known trade names under licensing arrangements with prominent franchisors. Generally, our franchise fees range from 1.4% to 5.2% of hotel revenues. From time to time, we have conducted negotiations with franchisors to rebrand certain hotels to improve their competitiveness and profitability in light of changing circumstances in the lodging market. We make ongoing capital expenditures in order to keep our hotels competitive and to comply with franchise obligations, as described further in Risk Factors—Operating Risks—“We may be adversely affected by the requirements contained in our franchise and licensing agreements” in Item 1 of this Annual Report on Form 10-K. We have included a listing of all of our properties, along with the affiliated brand names, under Item 2 of this Form 10-K.

Competition

Competition in the U.S. lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities offered, and quality of customer service and the overall condition of the property. Our operations compete primarily in the upper upscale sector of the full-service segment of the lodging industry. Each geographic market where we own hotels has other full- and limited-service hotels that compete with our hotels. In addition, we compete with other lodging industry companies for the acquisition of properties with the qualities that fit our target product.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For most non-resort properties, demand is lower in the winter months due to decreased business travel and higher in the spring and fall months during the peak business travel season. For our resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. These general trends are, however, greatly influenced by overall economic cycles.

Total revenue for the 73 hotels that we owned as of December 31, 2004, including our acquisitions during 2004, by quarter for 2004 and 2003 were as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	$	%	$	%	$	%	$	%
2004	$195,810	25%	$214,827	28%	$187,492	24%	$181,043	23%
2003	$190,972	25%	$207,387	27%	$178,619	24%	$180,633	24%
Average %		25%		28%		24%		23%

As a result of the damage caused by the 2004 hurricanes, certain hotels were partially or completely closed for all or part of the third and fourth quarters of 2004. Therefore, we realized lower than anticipated revenues for these quarters. In the third and fourth quarters of 2004, the nine properties closed or significantly impacted by the hurricanes generated revenues of $17.1 million and $4.4 million, respectively. For the same periods of 2003, these properties generated revenues of $25.4 million and $24.1 million, respectively. Many of our Florida properties will not have the opportunity to earn revenues during the first quarter of 2005, as many will remain closed as a result of incurring hurricane-related damages. While there may be a timing delay in income or gain recognition, we expect most of the lost income to be recovered through business interruption insurance.

Employees

As of December 31, 2004, we employed 53 persons, all but one of whom work at our corporate headquarters in Arlington, Virginia. Employees at our hotel properties are employees of the hotel management companies.

Governmental Regulation

Americans with Disabilities Act

Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA-required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs in complying with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition.

Environmental Laws

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate a contaminated property, may adversely affect the owner’s ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and operation of hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. The use of underground storage tanks at our hotels has been minimized. Activities have been undertaken to remove underground storage tanks to the extent possible. Underground storage tanks that could not be modified to be brought into full compliance have been replaced or are operated under temporary permits and scheduled for removal. All existing underground storage tanks have been identified and proper permits obtained.

All of our hotels have undergone Phase I environmental site assessments, which generally provide a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

In addition, our hotels have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on our results of operations or financial condition.

In recent years there has been a widely-publicized proliferation of mold-related claims by tenants, employees and other occupants of buildings against the owners of those buildings. In the past, a few such claims were filed against us by employees of hotels where mold was detected; however, as of December 31, 2004, all of the previous claims had been resolved without material impact and there were no current outstanding claims. Mold-related claims are generally not covered by our insurance programs. These claims have not been material to our consolidated results of operations, financial position or liquidity. In every hotel where we have identified a measurable presence of mold, whether or not a claim has been made, we have undertaken remediation we believe to be appropriate for the circumstances encountered. Unfortunately, there is little in the way of government standards, insurance industry specifications or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design remediation practices. We cannot predict the outcome of any future regulatory requirements to deal with mold-related matters. We also do not currently believe that any potential mold-related liabilities, either individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Access to Our Filings

You may request a copy, at no cost, of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, by contacting us in writing or by telephone at our principal executive offices: MeriStar Hospitality Operating Partnership, L.P., 4501 North Fairfax Drive, Suite 500, Arlington, Virginia 22203, telephone (703) 812-7200. We also make available all of these filings on our website at www.meristar.com.

You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

RISK FACTORS

Financing Risks

We are highly leveraged; our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

As of December 31, 2004, we had approximately $1.6 billion of total debt outstanding, or 71.4% of our total capitalization, and approximately $60.5 million of unrestricted cash and cash equivalents. The following details our debt outstanding as of December 31, 2004:

	Total	Interest Rate		Maturity
Senior unsecured notes	270,130	9.00%		2008
Senior unsecured notes	223,343	10.50%		2009
Collateralized mortgage-backed securities (CMBS)	302,979	LIBOR 444 bps	+ (a)	2009
Senior unsecured notes	353,177	9.125%		2011
Mortgage and other debt	125,051	Various		Various
CMBS	99,293	6.88%		2013

	1,373,973

Notes payable to MeriStar Hospitality	33,977	8.75%		2007
Notes payable to MeriStar Hospitality	170,000	9.50%		2010

Total notes payable to MeriStar Hospitality	203,977

Fair value adjustment for interest rate swap	(4,674)

	$1,573,276

Average maturity	5.0 years
Average interest rate	8.51%

(a)	The fixed contract interest rate is 8.01%, but was swapped to LIBOR + 444 basis points, which was 6.83% at December 31, 2004 and 7.20% at March 7, 2005.

We are subject to the risks normally associated with significant amounts of debt, including the risks that:

•	our vulnerability to downturns in our business is increased, requiring us to reduce our capital expenditures as described further in “—Operating Risks” and restrict our ability to make acquisitions;

•	our cash flow from operations may be insufficient to make required payments of principal and interest;

•	we may be unable to refinance existing indebtedness, including secured indebtedness;

•	the terms of any refinancing may not be as favorable as the terms of existing indebtedness; and

•	MeriStar Hospitality currently is, and may in the future be, unable to pay dividends on its common stock.

We may be required to refinance our indebtedness, and the failure to refinance our indebtedness would have an adverse effect on us.

As of December 31, 2004, we had approximately $1.6 billion of total debt outstanding with an average maturity of 5.0 years. In addition, we may borrow up to $50 million under our revolving senior secured credit facility that matures in 2006. If we do not have sufficient funds to repay our indebtedness at maturity, we may have to refinance the indebtedness through additional debt financing. This additional financing might include private or public offerings of debt securities and additional non-recourse or other collateralized indebtedness. If we are unable to refinance our indebtedness on acceptable terms, we might be forced to sell hotels or other assets on disadvantageous terms. This could potentially result in losses and impairments and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on our indebtedness, our outstanding indebtedness could be accelerated and our properties could be foreclosed upon by the secured lenders with a consequent loss of income and asset value. Accordingly, the inability to refinance our indebtedness could adversely impact our ability to make payments on the notes.

Some of our debt instruments have restrictive covenants that could affect our financial condition.

All of our senior unsecured notes and MeriStar Hospitality’s senior subordinated notes, but none of MeriStar Hospitality’s convertible subordinated notes, have either been co-issued or guaranteed by us, and have also been guaranteed by most of MeriStar Hospitality’s other subsidiaries. The CMBS and mortgage debt and our senior secured credit facility have been secured by specific properties.

The indentures relating to some of our outstanding debt contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including limitations on:

•	incurring additional indebtedness

•	declaring and paying dividends;

•	selling our assets and using the proceeds from sales of assets;

•	conducting transactions with our affiliates; and

•	incurring liens.

We currently have no outstanding borrowings under our senior credit facility. Our ability to borrow under this facility is subject to financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for us to maintain MeriStar Hospitality’s status as a REIT, and our ability to incur additional secured and total indebtedness. The agreement also contains customary events of default, including the loss of MeriStar Hospitality’s REIT status and a cross-default provision, which would be triggered by a non-payment, a default or an acceleration of, $50 million or more of non-recourse indebtedness secured by our assets or $5 million or more of any other indebtedness.

The indentures relating to our senior unsecured notes and MeriStar Hospitality’s senior subordinated notes significantly restrict our ability to incur indebtedness and MeriStar Hospitality from paying dividends, and our ability to acquire or prepay certain of our debt if our fixed charge coverage ratio (as defined in these indentures) is less than 2 to 1 for our most recently ended four fiscal quarters. This ratio has been less than 2 to 1 since March 2002.

Debt instruments we issue in future offerings will likely contain similar restrictive covenants. These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, they may require us to maintain specific financial ratios and to satisfy various financial covenants. We may be required to take action to reduce our debt or act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.

One of our secured facilities is secured by a portfolio of 19 hotels and contains standard provisions that require the mortgage servicer to maintain in escrow cash balances for certain items such as property taxes and funding of capital expenditures. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service if certain financial tests relating to the operation of the hotels are not met. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels during the low NOI period, they will release cash for all capital expenditures on the 19 encumbered properties beginning April 1, 2003, subject to the servicer’s review and approval. Approximately $29.9 million of cash was held in escrow under this provision as of December 31, 2004. Escrowed funds totaling $21.0 million were available to fund capital expenditures under this provision as of December 31, 2004. From January 1, 2005 through March 7, 2005, we have received cash reimbursements of $6.2 million from the servicer related to capital expenditures incurred on the 19 encumbered properties.

We may be able to incur substantially more debt, which would increase the risks associated with our substantial leverage.

Although the terms of our debt instruments restrict our ability to incur additional indebtedness, neither our organizational documents nor those debt instruments prohibit the incurrence of additional indebtedness. If we add new debt to our current debt, including CMBS or other debt that we may issue, the related risks we now face could intensify and increase the risk of default on our indebtedness.

Rising interest rates could have an adverse effect on our cash flow and interest expense.

As of December 31, 2004, $303.0 million of our fixed rate debt has been effectively swapped to a floating rate. We may consider additional opportunities to convert fixed rate debt to floating rate debt in order to take advantage of current low rates for floating rate debt. In the future, we may also incur indebtedness, including that under our senior secured credit facility, bearing interest at a variable rate, or we may be required to refinance our existing indebtedness at higher interest rates. Accordingly, increases in interest rates would increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, make acquisitions or pursue other business opportunities. Under our current debt structure, an increase in one month LIBOR of 50 basis points would result in an increase in current annual interest expense of approximately $1.5 million.

Operating Risks

The possibility of future acts of terrorism similar to the attacks of September 11, 2001 and the actual outbreak or escalation of hostilities and international political instability could have a negative effect on our industry and our results of operations.

The September 11, 2001 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We experienced significant negative effects on our hotel operations from the attacks and from the threat of additional attacks. A significant number of our hotels are in major metropolitan areas or near airports, and therefore may be more at risk of being affected by a terrorist attack. Therefore, we believe that any future acts of terrorism similar to the attacks of September 11, 2001 and any outbreak or escalation of hostilities and international political instability could have a negative effect on our industry and our results of operations.

Our hotel assets, revenues and operating results, and liquidity could be negatively affected by weather conditions generally and natural disasters.

In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. While we have comprehensive insurance coverage for both property damage and business interruption, we are experiencing a decline in revenues due to the full or partial closure of certain hotels, and we will not be able to recognize any income from business interruption insurance or gains on replacement of damaged property until all contingencies related to the insurance payments have been resolved. Additionally, we are liable for any policy deductibles. In addition, future property insurance policies, given conditions in the property insurance market, may be less comprehensive, and may have higher deductibles and/or premiums. For more information regarding the impact of these hurricanes, see “—Results Overview”.

We have a number of hotels located in areas that could be affected by severe weather or other natural disasters that occur in the future, including hurricanes and earthquakes. Natural disasters that occur in the future could substantially damage our hotel assets and require a significant unreimbursable and unbudgeted cash outlay to repair the damage, and could have a negative impact on revenues, operating results and liquidity. Additionally, general weather conditions, which may not physically damage our hotel assets, could impact travel patterns and therefore also have a negative impact on revenues, operating results and liquidity.

If our revenues are negatively affected by one or more particular risks, our operating margins could suffer.

We report operating revenues and expenses from our hotels; therefore, we have sensitivity to changes in operating revenues and are subject to the risk of fluctuating hotel operating margins at those hotels. Hotel operating expenses include, but are not limited to, wage and benefit costs, supplies, repair and maintenance expenses, utilities, insurance and other operating expenses. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in unpredictability in our operating margins. Also, due to the level of fixed costs required to operate full-service hotels, we generally cannot reduce significant expenditures necessary for the operation of hotels when circumstances cause a reduction in revenue.

Various factors could adversely affect our operating margins, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

•	dependence on business and commercial travelers and tourism, which have been affected by the events of September 11, 2001 and threats of further terrorism, or other outbreaks or escalation of hostilities, and may otherwise fluctuate and be seasonal;

•	other factors that may influence travel, including health and safety concerns;

•	changes in general and local economic conditions;

•	weather conditions generally and natural disasters;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;

•	decreases in air travel;

•	fluctuations in operating costs;

•	the recurring costs of necessary renovations, refurbishments and improvements of hotel properties;

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

•	changes in interest rates and the availability of credit.

In addition, demographic, geographic or other changes in one or more of the markets of our hotels could affect the convenience or desirability of the sites of some hotels, which would in turn affect their operations.

The insurance market has been adversely affected.

Since the September 11, 2001 terrorist attacks, the insurance and reinsurance industries have been dramatically affected. Companies in all industry segments experienced increases in premiums and reductions in coverage upon renewal of their insurance policies immediately following the terrorist attacks. Some entities experienced an inability to obtain insurance. Additionally, the recent hurricanes in Florida could result in an increase in premiums and reductions in coverage, especially for hotels in Florida; we currently own 15 hotels in Florida. If we are unable to maintain insurance that meets the requirements of our lenders and franchisors, and if we are unable to amend or waive those requirements, it could have a material adverse effect on our business. Our total annual property and casualty insurance premiums are approximately $24.4 million under our current policies.

We have significant operational relationships with Interstate Hotels, and Interstate Hotels’ operating or financial difficulties could adversely affect our hotels’ operations or our financial position.

Interstate Hotels currently manages 71 of the 73 hotels we owned as of December 31, 2004. As a result, we depend heavily on Interstate Hotels’ ability to provide efficient, effective management services to our hotels. Additionally, we rely on the knowledge and experience of certain key personnel of Interstate Hotels, and the loss of those personnel, absent suitable replacement, may have an adverse effect on our operations. Although we monitor the performance of our properties on an ongoing basis, Interstate Hotels is responsible for the day-to-day management of our properties. According to Interstate Hotels’ public statements, Interstate Hotels has incurred a net loss of $5.7 million for the year ended December 31, 2004, net loss of $4.5 million for the year ended December 31, 2003, and on a pro forma basis giving effect to the merger that formed Interstate Hotels, net loss of $9.7 million for the year ended December 31, 2002. If Interstate Hotels were unable to continue in business as a hotel operator, we would have to find a new manager for our hotels. This transition could significantly disrupt the operations of our hotels and lead to lower operating results from our properties.

Interstate Hotels is the managing general partner in MeriStar Investment Partners, LP, which we refer to as MIP, a joint venture established to acquire upscale, full-service hotels. We have a 12% (previously 16%) preferred partnership interest in MIP on our initial investment of $40 million. We also have a receivable for $19.7 million in cumulative preferred returns outstanding as of December 31, 2004. Due to MIP’s debt refinancing and partnership restructuring, we received a $10 million payment from MIP in December 2004 and a $15.5 million payment in February 2005, which reduced our cumulative preferred returns receivable, and expect MIP to be able to pay our preferred return on a current basis in the future beginning later in 2005. However, any adverse changes that affect MIP’s cash flow could negatively impact MIP’s ability to remit the remaining balance to us and pay the preferred return on a current basis. If Interstate Hotels is unable to continue as the managing general partner of MIP, a liquidation of MIP could occur. This liquidation could result in an additional impairment of our investment.

We invest in a single industry.

Our current strategy is to acquire interests only in hospitality and lodging. As a result, we are subject to the risks inherent in investing in a single industry. The effects on cash available for distribution resulting from a downturn in the hotel industry may be more pronounced than if we had diversified our investments.

We own investments in hotels of which we are not the controlling entity.

Through two investments, we own interests in nine hotels, of which we are not the controlling entity. While these hotels are not consolidated into our results of operations, we may record equity in the income or realize returns related to these properties. Because we are not the controlling entity in these investments, our investments may be adversely impacted by decisions over which we have limited control.

We have a high concentration of hotels in the upper upscale, full-service segment, which may increase our susceptibility to an economic downturn.

As of December 31, 2004, most of our hotels were in the upper upscale, full-service segment. This hotel segment generally demands higher room rates. In an economic downturn, hotels in this segment may be more susceptible to decreases in revenues, as compared to hotels in other segments that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties or political instability, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. This characteristic has had, and could continue to have, a material adverse effect on our revenues and results of operations.

The lodging business is seasonal.

Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues. However, due to diversity in the location and types of properties that we own, seasonal variations on revenue have been minimized in the past. Events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel, may also adversely affect our earnings. For example, see “Seasonality” discussion above regarding the impact of hurricanes.

We may be adversely affected by the requirements contained in our franchise and licensing agreements.

As of December 31, 2004, approximately 85% of our hotels were operated pursuant to existing franchise or licensing agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy, shared with Interstate Hotels, of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee’s ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require us to incur significant expenses or capital expenditures. Our franchisors have the ability to enact heightened operating standards or require additional capital expenditure requirements. Action or inaction on our part or by our third-party operator could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

In connection with terminating or changing the franchise affiliation of a currently-owned hotel or a subsequently-acquired hotel, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The franchise agreements covering the hotels expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. We frequently engage in discussions with franchisors regarding both necessary capital as well as service improvements as a condition of maintaining our franchise licenses. Generally, the resolution of these issues requires us to commit to achieve or maintain specified improvement milestones over time, which often require additional capital expenditures. Unexpected capital expenditures resulting from these discussions could adversely affect our results of operations and our ability to make payments on our indebtedness.

The lodging industry is highly competitive.

We have no single competitor or small number of competitors that are considered to be dominant in the industry. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than us. Competition in the lodging industry is based generally on location, availability, room rates or accommodations, price, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates, offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. Customers may use the Internet to make bookings for some of our brands. However, the Internet sales channel, which historically has been a discount sales channel, could be used to wage a price war in a particular market. All of these factors could adversely affect our operations and the number of suitable business opportunities.

We rely on the knowledge and experience of some key personnel, and the loss of these personnel may have a material adverse effect on our operations.

We place substantial reliance on the lodging industry knowledge and experience and the continued services of our senior management, led by Paul W. Whetsell. While we believe that, if necessary, we could find replacements for these key personnel, the loss of their services could have a material adverse effect on our operations.

Costs of compliance with environmental laws could adversely affect our operating results.

See “Governmental Regulation–Environmental Laws” for a discussion of the risks related to environmental compliance.

Aspects of our operations are subject to government regulation, and changes in that regulation may have significant effects on our business.

A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. Interstate Hotels believes our hotels are substantially in compliance with these requirements or, in the case of liquor licenses that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

Corporate Structure Risks

We have some potential conflicts of interest with Interstate Hotels.

Our Chief Executive Officer and MeriStar Hospitality’s Chief Executive Officer and Chairman of the Board of Directors, Paul W. Whetsell, is also Chairman of the Board of Directors of Interstate Hotels. Our relationship with Interstate Hotels is governed by management agreements for each managed hotel. We may have conflicting views with Interstate Hotels on the operation and management of our hotels. Potential conflicts of interest may arise in any or all of our numerous transactions with Interstate Hotels.

The terms of our management agreements with Interstate Hotels were negotiated when we and Interstate Hotels shared one management team (which has since been separated). Therefore, inherent potential conflicts of interest will be present in all of our numerous transactions with Interstate Hotels that occurred before the formal separation of our management teams, which was completed in early 2004.

In January 2005, we notified Interstate Hotels that 11 hotels with 3,655 rooms had apparently failed to meet the performance test involving two year operating results versus budgets for those years. We, MeriStar Hospitality and Interstate Hotels are currently in discussions relating to the apparent shortfall, the reasons for such shortfall, and any remedies that are available to us.

We may have conflicts relating to the sale of hotels subject to management agreements.

Our management agreements with Interstate Hotels may require us to pay a termination fee to Interstate Hotels if we elect to sell a hotel or if we elect not to restore a hotel after a casualty. While we have the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months (with the ability to carry over up to 600 rooms for termination in the succeeding year), we must pay a termination fee if we do not replace a sold hotel with another hotel subject to a management agreement with a fair market value equal to the fair market value of Interstate Hotels’ remaining management fee due under the management agreement to be terminated. Where applicable, the termination fee is equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results of the hotel for the 12 months preceding termination. Our decision to sell a hotel may, therefore, have significantly different consequences for Interstate Hotels and us. We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $13.1 million with respect to the 36 properties we have disposed of between January 1, 2003 and December 31, 2004. As we dispose of any additional assets, we may be obligated to pay additional termination fees. Therefore, the requirement to pay a termination fee may make a sale transaction less desirable economically.

Our management agreements with our other hotel managers may require us to transfer the management agreement to the buyer as a condition of the sale, which may make the transaction less desirable to a potential buyer. In addition, our management agreements may have restrictions on the credentials and qualifications of potential purchasers, which may limit the sales potential of our hotels.

We lack control over management and operations of our hotels.

We depend on the ability of our hotel managers to operate and manage our hotels. In order for MeriStar Hospitality to maintain its REIT status, we cannot operate our hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage operations and similar matters.

Our relationship with Interstate Hotels could limit our acquisition opportunities in the future.

While we have successfully acquired investments in three hotels recently, it remains possible that our relationship with Interstate Hotels could negatively impact our ability to acquire additional hotels because hotel management companies, franchisees and others who would have approached us with acquisition opportunities in hopes of establishing lessee or management relationships may not do so believing that we may rely primarily on Interstate Hotels to manage the acquired properties. These persons may instead provide acquisition opportunities to other companies or to hotel management companies who choose to own and manage the properties following the sale. This could limit our acquisition opportunities in the future.

Federal Income Tax Risks

Requirements imposed on us relating to MeriStar Hospitality’s REIT status could cause us to operate in a manner that might be disadvantageous to noteholders.

We have operated and intend to continue to operate in a manner designed to permit MeriStar Hospitality to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

To obtain the favorable tax treatment accorded to REITs under the Internal Revenue Code, MeriStar Hospitality normally will be required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gain. MeriStar Hospitality will be subject to income tax on undistributed real estate investment trust taxable income and net capital gain, and to a 4% nondeductible excise tax on the amount, if any, by which distributions paid with respect to any calendar year are less than the sum of:

•	85% of its ordinary income for the calendar year;

•	95% of its capital gain net income for that year, unless it elects to retain and pay income tax on those gains; and

•	100% of its undistributed income from prior years.

MeriStar Hospitality intends to make distributions to its stockholders to comply with the 90% distribution requirements described above and generally to avoid federal income taxes and the nondeductible 4% excise tax. Its income will consist primarily of its share of our income and its cash flow will consist primarily of our distributions from the operating partnership. It is possible that differences in timing between the receipt of income and the payment of expenses in arriving at its taxable income and the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments could in the future require it to borrow funds on a short- or long-term basis to enable it to continue to qualify as a REIT and avoid federal income taxes and the 4% nondeductible excise tax. In these circumstances, MeriStar Hospitality might need to borrow funds in order to avoid adverse tax consequences even if it believes that the then prevailing market conditions generally are not favorable for those borrowings or that those borrowings are not advisable in the absence of these tax considerations.

MeriStar Hospitality, as our general partner, will determine our distributions. The amount of these distributions is dependent on a number of factors, including:

•	the amount of cash available for distribution;

•	our financial condition;

•	our decision to reinvest funds rather than to distribute the funds;

•	restrictions in its debt agreements;

•	our capital expenditure requirements;

•	the annual distribution requirements under the Internal Revenue Code as described above; and

•	other factors as MeriStar Hospitality deems relevant.

Although we intend to make distributions so that MeriStar Hospitality satisfies the annual distribution requirement to avoid corporate income taxation on the earnings that it in turn distributes, we may not be able to do so.

If MeriStar Hospitality fails to qualify as a REIT, we will be subject to federal income tax at corporate rates which could adversely affect our operations and MeriStar Hospitality’s ability to satisfy its obligations as a guarantor of our borrowings.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect MeriStar Hospitality’s ability to continue to qualify as a REIT. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, such as MeriStar Hospitality does. Moreover, legislation, new regulations, administrative interpretations or court decisions might change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If MeriStar Hospitality fails to qualify as a REIT in any taxable year, it will not be allowed a deduction for distributions to its stockholders in computing its taxable income and it will be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at the applicable corporate rate. In addition, unless it was entitled to relief under statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This disqualification might reduce the funds available to it to satisfy its obligations or make distributions to its stockholders because of the additional tax liability for the year or years involved.

MeriStar Hospitality would cease to qualify as a REIT if the Internal Revenue Service were successfully to determine that we should properly be treated as a corporation for federal income tax purposes and it also might cease to qualify as a REIT if the Internal Revenue Service were successfully to determine that any of the other partnerships or the joint ventures or limited liability companies in which it or we hold an interest is properly treated as a corporation for federal income tax purposes.

The imposition of a corporate tax on any of these entities, and any accompanying loss of its real estate investment trust status, could substantially reduce the amount of cash available for payment on its indebtedness.

If MeriStar Hospitality were to fail to qualify as a REIT, it no longer would be subject to the distribution requirements of the Internal Revenue Code. To the extent that distributions to stockholders would have been made in anticipation of its qualifying as a REIT, it might be required to borrow funds or to liquidate assets to pay the applicable corporate income tax. Although it currently operates in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause it to decide to revoke the REIT election.

In the course of document review with respect to the MIP restructuring, MeriStar Hospitality discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. In order to eliminate any uncertainty, MeriStar Hospitality is currently negotiating a closing agreement with the Internal Revenue Service to resolve all REIT qualification matters with respect to this potential issue. As a partnership for federal income tax purposes, we are not directly affected by the outcome of the discussions by MeriStar Hospitality with the Internal Revenue Service.

ITEM 2. PROPERTIES

Our principal executive offices are located in Arlington, Virginia. All of our hotels are currently leased to our taxable subsidiaries and are owned directly by our operating partnership or its subsidiaries. No one hotel property is material to our operations. A typical hotel has meeting and banquet facilities, food and beverage facilities, and guest rooms and suites. Our hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. Our hotels are designed to attract meeting, convention, and banquet/reception functions from groups and associations, upscale business and vacation travelers, and the local community.

The following table sets forth certain information with respect to our 73 hotels owned as of December 31, 2004.

Hotel	Location	Guest Rooms
Arizona
Embassy Suites Tucson	Tucson	204
California
Courtyard by Marriott, Marina del Rey	Marina Del Rey	276
Crowne Plaza San Jose	San Jose	239
Doral Palm Springs(1)	Palm Springs	285
Hilton Irvine	Irvine	289
Hilton Monterey	Monterey	204
Hilton Sacramento	Sacramento	331
Marina Hotel San Pedro(2)	San Pedro	226
LA Marriott Downtown	Los Angeles	469
Marriott Irvine	Irvine	485
Sheraton Fisherman’s Wharf	San Francisco	525
Colorado
Embassy Suites Denver	Englewood	236
Sheraton Colorado Springs	Colorado Springs	500
Connecticut
Doubletree Hotel Bradley International Airport	Windsor Locks	200
Florida
Best Western Sanibel Island Resort	Sanibel Island	46
Doubletree Hotel Westshore	Tampa	496
Doubletree Universal	Orlando	742
Hilton Clearwater(2)	Clearwater	426
Hilton Hotel Cocoa Beach	Cocoa Beach	296
Holiday Inn Fort Lauderdale Beach	Ft. Lauderdale	240
Holiday Inn Walt Disney World Village(2)	Lake Buena Vista	314
Sanibel Inn	Sanibel Island	96
Seaside Inn	Sanibel Island	32
Sheraton Beach Resort Key Largo	Key Largo	200
Sheraton Safari Lake Buena Vista	Lake Buena Vista	489
Song of the Sea	Sanibel Island	30
South Seas Plantation Resort & Yacht Harbor	Captiva	579
Sundial Beach Resort	Sanibel Island	243
Georgia
Doubletree Atlanta	Atlanta	155
Westin Atlanta	Atlanta	495
Wyndham Marietta	Marietta	218
Illinois
Crowne Plaza Chicago O’Hare	Rosemont	507
Radisson Chicago	Chicago	350

Hotel	Location	Guest Rooms
Indiana
Doubletree Indianapolis	Indianapolis	137
Kentucky
Hilton Seelbach	Louisville	321
Radisson Lexington	Lexington	367
Louisiana
Hilton Lafayette	Lafayette	327
Holiday Inn Select New Orleans	Kenner	303
Hotel Maison de Ville(2)	New Orleans	23
Maryland
Radisson Annapolis	Annapolis	219
Radisson Cross Keys	Baltimore	148
Sheraton Columbia	Columbia	287
Michigan
Hilton Detroit	Romulus	151
Hilton Hotel Grand Rapids	Grand Rapids	224
New Jersey
Courtyard by Marriott Secaucus(2)	Secaucus	165
Doral Forrestal(2)	Princeton	290
Marriott Somerset	Somerset	440
Sheraton Crossroads Hotel Mahwah	Mahwah	225
New Mexico
Doubletree Albuquerque	Albuquerque	295
Wyndham Albuquerque Airport Hotel(2)	Albuquerque	276
North Carolina
Courtyard by Marriott Durham	Durham	146
Hilton Hotel Durham	Durham	194
Sheraton Charlotte Airport	Charlotte	222
Oklahoma
Sheraton Oklahoma City	Oklahoma City	395
Pennsylvania
Embassy Suites Philadelphia	Philadelphia	288
Sheraton Great Valley	Frazer	198
Texas
Doubletree Austin	Austin	350
Doubletree Hotel Dallas Galleria	Dallas	289
Hilton Arlington	Arlington	309
Hilton Houston Westchase	Houston	295
Marriott West Loop Houston	Houston	302
Utah
Hilton Salt Lake City Airport	Salt Lake City	287
Virginia
Hilton Arlington	Arlington	209
Hilton Crystal City	Arlington	386
Holiday Inn Historic District Alexandria	Alexandria	178
Radisson Old Town Alexandria	Alexandria	253
The Ritz-Carlton, Pentagon City(2)	Arlington	366
Washington
Sheraton Bellevue	Bellevue	179
Washington, D.C.
Georgetown Inn	Washington, D.C.	96
Hilton Embassy Row(2)	Washington, D.C.	193
Latham Georgetown	Washington, D.C.	143

Hotel	Location	Guest Rooms
Wisconsin
Crowne Plaza Madison	Madison	226
Holiday Inn Madison	Madison	194

Total Rooms		20,319

(1)	We lease part of the land on which this hotel was built under one or more long-term lease agreements.
(2)	We lease the land on which this hotel was built under one or more long-term lease agreements.

ITEM 3. LEGAL PROCEEDINGS

In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MeriStar Hospitality held a Special Meeting of Stockholders on September 23, 2004, with a goal to amend and restate its charter. The affirmative vote of over two-thirds of its shares outstanding as of the record date, August 11, 2004, was required for the proposal to pass. The September 23, 2004 meeting was adjourned to December 8, 2004. At the December 8, 2004 meeting, the proposal was withdrawn, as it had not heard from the holders of nearly 19 million shares with respect to the proposal.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is not an established public trading market for our OP units. The OP units, however, are redeemable at the option of the holder for a like number of shares of common stock of MeriStar Hospitality, or, at the option of MeriStar Hospitality, for the cash equivalent. The following information is provided regarding the common stock of MeriStar Hospitality. MeriStar Hospitality’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MHX.” The following table sets forth for the periods indicated the high and low sales prices for MeriStar Hospitality’s common stock and the cash dividends declared with respect thereto.

	Market Price Range		Cash Dividends
	High	Low
Fiscal Year Ending December 31, 2005:
First Quarter (through March 7, 2005)	$8.54	$7.15	(1)

Fiscal Year Ended December 31, 2004:
Fourth Quarter	$8.52	$5.32	(1)
Third Quarter	7.00	5.01	(1)
Second Quarter	7.23	5.51	(1)
First Quarter	7.25	5.63	(1)

Fiscal Year Ended December 31, 2003:
Fourth Quarter	7.49	5.62	(1)
Third Quarter	7.86	5.00	(1)
Second Quarter	5.90	3.37	(1)
First Quarter	7.00	2.14	(1)

(1)	MeriStar Hospitality suspended its quarterly dividend payment in the fourth quarter of 2002. At current operating levels, MeriStar Hospitality does not anticipate paying a dividend in 2005.

The last reported sales price of MeriStar Hospitality’s common stock on the NYSE on March 11, 2005 was $7.70. As of March 7, 2005, there were 671 holders of record of MeriStar Hospitality’s common stock.

Based on our current operating levels, MeriStar Hospitality does not expect to pay a dividend in 2005. Any future distributions will be at the discretion of MeriStar Hospitality’s Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as MeriStar Hospitality’s Board of Directors deems relevant. Also, our $50 million credit facility and the indentures related to MeriStar Hospitality’s senior unsecured notes and senior subordinated notes contain limitations on the ability to declare and pay dividends. Therefore, MeriStar Hospitality’s can give no assurance that it will make any such distributions in the future.

To obtain the favorable tax treatment accorded to REITs under the Internal Revenue code, MeriStar Hospitality normally is required each year to distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. Under certain circumstances, it may be required to make distributions in excess of available cash in order to meet these distribution requirements. In that event, it would seek to borrow additional funds or sell additional non-core assets, or both, to the extent necessary to obtain cash sufficient to make the dividends required to retain its qualification as a REIT. The restricted payments covenant in the indenture governing its outstanding senior subordinated notes does not permit MeriStar Hospitality to pay any dividends, including those required for it to maintain its REIT status, until it meets a 2.0 to 1.0 fixed charge coverage test. MeriStar Hospitality is currently unable to meet that test.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary selected historical consolidated financial data derived from our audited consolidated financial statements and other information as of and for each of the five years presented. The following information should be read in conjunction with our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

2004	2003	2002	2001	2000
(in thousands, except per unit amounts and operating data)
Summary of Operations, year ended December 31:
Total revenue from continuing operations	$779,172	$757,611	$772,492	$831,208	(A)	$298,248
Interest expense, net	(126,927)	(140,623)	(136,125)	(121,778)	(114,120)
Minority interest income	79	62	15	48	3
(Loss) gain on sale of assets(B)	—	—	—	(2,176)	3,495

(Loss) income from continuing operations(C)	(76,680)	(129,191)	(66,045)	(22,025)	69,279
(Loss) income from discontinued operations(D)	(22,453)	(275,246)	(104,774)	(22,460)	48,757

Net (loss) income	$(99,133)	$(404,437)	$(170,819)	$(44,485)	$118,036

Basic (loss) earnings per unit from continuing operations	$(0.91)	$(2.41)	$(1.36)	$(0.48)	$1.35
Diluted (loss) earnings per unit from continuing operations	$(0.91)	$(2.41)	$(1.36)	$(0.48)	$1.36
Dividends per Common OP unit	$—	$—	$0.03	$1.53	$2.02

Financial Position as of December 31:
Property and equipment, net	$2,075,088	$2,086,889	(E)	$2,559,937	(E)	$2,786,297	$2,906,501
Cash and cash equivalents	60,533	230,876	33,889	23,441	242
Total assets	2,422,567	2,487,030	2,793,982	3,004,586	3,006,500
Long-term debt	1,573,276	1,638,028	1,654,102	1,700,134	1,638,319
Number of OP units outstanding	89,665	70,300	49,426	49,033	48,851

Operating Data for Owned Hotels and Properties:
Number of hotels as of December 31	73	92	107	112	114
Number of guest rooms as of December 31	20,319	24,733	27,581	28,653	29,090
Average occupancy(F)	65.5%	68.4%	67.8%	67.8%	73.0%
ADR(G)	$106.65	$101.23	$105.19	$111.64	$113.65
RevPAR(H)	$69.82	$69.27	$71.35	$75.74	$82.95

(A)

Until January 1, 2001, Interstate Hotels leased substantially all of our hotels from us, and we received participating lease revenue from Interstate Hotels, which represented a specified percentage of each hotel’s revenue. Under the leases, Interstate Hotels recorded all of the operating revenues and expenses of the hotels in its statements of operations, and we recorded lease revenue earned under the lease agreements in our statement of operations. Effective January 1, 2001, in connection with changes permitted by the REIT

Modernization Act, Interstate Hotels assigned the hotel leases to our newly created, wholly-owned, taxable REIT subsidiaries, and our taxable REIT subsidiaries entered into management arrangements with Interstate Hotels to manage the hotels. As a result of this change, our wholly-owned taxable REIT subsidiaries have assumed the operating risks and rewards of the hotels and now pay Interstate Hotels a management fee to manage the hotels for us. Effective January 1, 2001, we began recording all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to Interstate Hotels. As a result, our operating results for the years ended after December 31, 2000 are not directly comparable to those for the year ended December 31, 2000.

(B)	During 2001, we sold two hotels for a loss. During 2000, we sold three hotels for a gain. We adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 144 on January 1, 2002. SFAS No. 144 requires the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002 and where we have no continuing involvement to be recorded as discontinued operations. Any gains or losses on final disposition are also included in discontinued operations. Therefore, any gains or losses on assets sold prior to January 1, 2002 are included in continuing operations.
(C)	Continuing operations included losses on asset impairments related to our hotel portfolio of $4.9 million, $27.3 million, $0 and $0 for the years ended December 31, 2004, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, continuing operations also included an impairment loss of $25 million on our investment in MeriStar Investment Partners, L.P.

We adopted the provisions of SFAS No. 145 on January 1, 2003. Certain provisions require that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. Prior period amounts that do not meet this definition are required to be reclassified. Our prior period extraordinary items were reclassified, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as a component of continuing operations. Prior period amounts reclassified to continuing operations were as follows:

•	during 2001, we repaid term loans under our previous credit facility and wrote off deferred financing costs associated with this facility totaling $2.7 million, net of tax;

•	during 2000, we repurchased some of our 4.75% convertible notes payable to MeriStar Hospitality at a discount, resulting in a $3.1 million gain, net of tax, on the repurchase.

(D)	We adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 requires that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized, to be recorded as discontinued operations. During 2004, we disposed of 21 hotels in separate transactions for an aggregate of $155.7 million in cash and $11.1 million in reduction of debt. As of December 31, 2004, we had no assets classified as held for sale. During 2003, we disposed of 15 hotels in separate transactions for an aggregate of $127.9 million in cash. As of December 31, 2003, we had seven hotels classified as held for sale. During 2002, we disposed of five hotels in separate transactions for an aggregate of $60.7 million in cash. As of December 31, 2002, we had one hotel classified as held for sale. Discontinued operations included losses on asset impairments of $7.4 million, $267.7 million, $78.7 million, and $43.6 million for the years ended December 31, 2004, 2003, 2002, and 2001, respectively.
(E)	Includes $51 million and $110 million of assets held for sale as of December 31, 2003 and 2002, respectively.
(F)	Total number of rooms occupied by hotel guests on a paid basis, divided by total available rooms. Prior periods have been restated to reflect occupancy data for the 73 hotels included in continuing operations.
(G)	Average Daily Rate, or ADR, represents total room revenue divided by total number of rooms occupied by hotel guests on a paid basis. Prior periods have been restated to reflect ADR for the 73 hotels included in continuing operations.
(H)	Revenue Per Available Room, or RevPAR, represents total room revenue divided by total available rooms. Prior periods have been restated to reflect RevPAR for the 73 hotels included in continuing operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Summary

MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality, which is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2004, we owned 73 hotels with 20,319 rooms. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States. All of our hotels are leased by our taxable subsidiaries. As of December 31, 2004, 71 hotels were managed by Interstate Hotels & Resorts (“Interstate Hotels”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary of Marriott International, Inc. (“Marriott”) (collectively with Interstate Hotels, the “Managers”).

The Managers operate the 73 hotels we owned as of December 31, 2004 pursuant to management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate Hotels management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the relevant management agreement), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. During 2004, we recorded a total amount of $1.0 million under the Ritz-Carlton and Marriott limited performance guarantees, combined. Management, based upon budgets and operating trends, expects payments under these guarantees in the future to be minimal.

Since the July 2002 merger that formed Interstate Hotels, we and Interstate Hotels have separated the senior management teams of the two companies in order to allow each senior management team to devote more attention to its respective company’s matters. In December 2003, MeriStar Hospitality’s Board of Directors and that of Interstate Hotels each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate Hotels, including possible changes to the terms, or complete elimination, of the intercompany agreement.

During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we received, among other things:

•	the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carry over up to 600 rooms for termination in the succeeding year;

•	the right to terminate the management contract of a hotel, where Interstate Hotels invests in a competing hotel, with no termination fee; and

•	an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months.

The termination of the intercompany agreement eliminates the last element of our original “paper clip” relationship with Interstate Hotels.

Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were expected to be disposed of under our previously announced disposition program (which includes one of the 73 properties we owned as of December 31, 2004) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $2.4 million has been applied to terminations that have occurred during 2004.

Results Overview

General

At the beginning of 2003, we set out a strategy to position our company to best take advantage of an expected economic and industry recovery. This strategy included an asset disposition program, which we had substantially completed from the beginning of 2003 through the end of 2004, having disposed of 36 assets for $283.6 million of gross cash proceeds and $11.0 million in reduction of debt, allowing us to significantly enhance our liquidity while repositioning our portfolio. We believe that we are in the midst of the early stages of a lodging industry economic recovery, however, the recovery is not uniform throughout the country. Certain of our markets are performing well, while others have not yet recovered. Our strategy currently includes the following key initiatives: focus on growth of earnings and cash flow from our existing portfolio using an aggressive asset management program; upgrade our portfolio through extensive renovations; recycle capital into higher yielding hotel investments; improve our capital structure to support internal growth, position the company for external opportunities and increase our fixed charges coverage; maintain upside potential; and maintain liquidity.

We are in the process of upgrading the product quality and growth potential of our hotels through our aggressive capital expenditure program and selective brand conversions. We have continued to reshape our portfolio through three strategic, high-quality acquisitions, including one investment completed in October 2004, and dispositions of a number of lower yielding properties.

We have developed a targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better control the level of disruption associated with renovations. During the year, we accelerated our renovation program for certain key assets, which created some short-term disruption, but also positioned us to participate more quickly in the lodging industry recovery. We invested approximately $134 million in capital expenditures during 2004, and we expect to invest approximately $100 million in capital expenditures during 2005, including $15 million to complete projects started in 2004 and excluding hurricane-related capital expenditures, to enhance the quality of our portfolio to meet or exceed the standards of our primary brands—Hilton, Marriott, and Starwood—as well as to improve the competitiveness of these assets in their markets and enable them to more fully participate in the economic recovery. While hotel results are negatively impacted during renovations due to out of service rooms and limitations on the ability to sell other hotel services, we expect to have positioned these renovated properties well to be able to benefit from the economic recovery. The amount of hurricane-related capital expenditures has not yet been fully determined, however, we anticipate it to well exceed $100 million, most of which we expect to be reimbursed by our insurance carriers.

Since the beginning of 2004, we have completed seven brand conversions at the Sheraton Bellevue, Holiday Inn Walt Disney World Village, Doubletree Universal, Doubletree Hotel Dallas Galleria, Sheraton Beach Resort Key Largo, Crowne Plaza Chicago O’Hare, and Sheraton Oklahoma City hotels with 2,626 total rooms. We experienced short-term negative impacts of these brand conversions during 2004 due to customer displacement, renovation work and initial costs of training and marketing associated with brand conversions. However, we expect the conversions to generate long term positive results at these hotels due to better alignment of hotel characteristics to the brand or a more beneficial cost structure.

The August—September 2004 Hurricanes

In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, eight of our hotels were closed for an extended period of time, and five others were affected in varying degrees.

We have comprehensive insurance coverage for both property damage and business interruption. Our damage assessment teams, working with the adjusters for our insurance providers, are inspecting each of our affected properties and implementing restoration plans. Some properties will require substantial repair and reconstruction and will remain closed until such repairs are complete. Our recovery effort is extensive and includes replacing portions of buildings, landscaping and furniture, as well as upgrading to comply with changes in building and electrical codes. The net book value of the property damage is currently estimated to be at least $65 million; however, we are still assessing the impact of the hurricanes on our properties, and actual net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. For the year ended December 31, 2004, we have recorded a net fixed asset write-off and a corresponding insurance claim receivable for this $65 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will significantly exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As of December 31, 2004 and March 7, 2005, seven of our Florida properties remained completely closed due to hurricane damage. Additionally, as of December 31, 2004, four properties that suffered varying amounts of hurricane damage had certain rooms and conference facilities out of service. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties have been deferred during the Florida “high season”, which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding coverage for income losses sustained. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such receivable will then be reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

Under this income recognition criteria, as of December 31, 2004, we have recorded a $107.3 million insurance claim receivable related to both property damage and business interruption recoveries combined, of which $31.3 million in insurance advances had been collected through December 31, 2004. We have collected an additional $8.8 million in advances from January 1 through March 7, 2005. Of the $107.3 million receivable recorded, $65.5 million represents the write-down of net fixed assets, as discussed above. The remaining $41.8 million represents a probable recovery of costs incurred. The cost recoveries are recorded on the expense line item to which they relate; therefore there is no net impact to any line item or our results.

The following is a summary of hurricane-related activity recorded (in millions):

Hurricane Receivable

December 31, 2004
Fixed assets net book value write down	$65.5
Recovery of costs incurred	41.8
Payments received to date	(31.3)

$76.0

During the fourth quarter and full year 2003, the nine hotels that have been closed or substantially closed realized $24.1 million and $121.7 million, respectively, in revenues. We recognized $4.4 million of revenues on these hotels during the fourth quarter of 2004, and $94.1 million of revenues during the full year 2004.

Overall Results

Revenues from continuing operations increased to $779.2 million for the year ended December 31, 2004 compared to $757.6 million for the prior year. The revenues increase is primarily due to our acquisition of two hotels in 2004 and the result of a $4.73 increase in ADR at our comparable hotels (see “Results of Operations” for definition of comparable hotels), partially offset by a disruption of revenues at properties impacted by the hurricanes. Net loss for the year ended December 31, 2004 includes hotel and other operating expenses that are 2.9% higher compared to prior year, mainly due to the short-term impact and one-time costs associated with hotel renovations and brand conversions during 2004, the impact in 2003 of aggressive cost-cutting initiatives that were implemented in early 2003 in anticipation of economic impacts associated with the war in Iraq and associated tensions, and a reversal in 2004 of certain 2003 cost reductions, particularly in areas having the most impact on guest satisfaction such as concierge, lounge, restaurant and lounge hours and front desk and bell stand staffing. In addition, we incurred a $7.9 million loss on early extinguishment of debt during the year ended December 31, 2004, as compared to a $4.1 million gain on early extinguishment of debt during the year ended December 31, 2003.

Our December 31, 2004 results include the impact of a $4.0 million adjustment to our previous accounting for Profits-Only OP Units (“POPs”) (equity based compensation awards). Although the adjustment is not material to our financial results taken as a whole, because this adjustment is a one-time compensation expense reduction, our 2004 compensation expense is not fully comparable to our 2003 compensation expense. This adjustment is recorded in the “General and administrative, corporate” line item in our Consolidated Statements of Operations. Had the current accounting been applied originally, our net loss would have been $(103.1) million for the year ended December 31, 2004 (see Note 10 to the financial statements).

Results of Operations

Our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues, as well as from our leases of office, retail and parking rentals. Included in our operating income (but not in revenues) is our cumulative preferred return on our partnership interest in MIP, the interest income on our mezzanine loan to the Radisson Lexington Avenue Hotel and our equity in the income on our Radisson Lexington Avenue Hotel investment. Operating costs include direct costs to run our hotels, management fees to Interstate Hotels and others for the management of our properties, depreciation of our properties, impairment charges, property tax and insurance, as well as sales, marketing and general and administrative costs. Our expenses also include interest on our debt, amortization of related debt-issuance costs and minority interest allocations, which represent the allocation of income and losses to outside investors for properties that are not wholly owned.

The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified all prior periods presented to comply with this requirement. See Footnote 16, “Dispositions,” included in Item 8 of this Annual Report on Form 10-K for further information regarding the amounts reclassified.

Summary data for the years ended December 31 were as follows (dollars in thousands, except operating data statistics):

				Percent Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Summary of Operations:
Total revenue from continuing operations	$779,172	$757,611	$772,492	2.8%	(1.9)%

Hotel operating expenses	319,032	308,397	298,271	3.4	3.4
Other operating expenses	410,545	400,653	403,914	2.5	(0.8)
Loss on asset impairments	4,974	27,334	—	(81.8)	>100.0

Total operating expenses	734,551	736,384	702,185	(0.2)	4.9

Equity in income of and interest earned from unconsolidated affiliates, net of impairment charge in 2003	13,147	(17,631)	7,608	>100.0	>(100.0)

Operating income	57,768	3,596	77,915	>100.0	(95.4)
Minority interest income	79	62	15	27.4	>100.0
Interest expense, net	(126,927)	(140,623)	(136,125)	(9.7)	3.3
Other significant items, net(a)	(7,967)	4,085	(9,181)	>(100.0)	>100.0
Income tax benefit	367	3,689	1,331	(90.1)	>100.0

Loss from continuing operations	(76,680)	(129,191)	(66,045)	(40.6)	95.6
Loss from discontinued operations(b)	(22,453)	(275,246)	(104,774)	(91.8)	>100.0

Net loss	$(99,133)	$(404,437)	$(170,819)	(75.5)	>100.0

Operating Data:
Average Daily Rate	$106.65	$101.23	$105.19	5.4%	(3.8)%
Occupancy	65.5%	68.4%	67.8%	(4.2)	0.9
Revenue Per Available Room (RevPAR)	$69.82	$69.27	$71.35	0.8	(2.9)

(a)	Includes gains or losses on debt extinguishment for the years ended December 2004 and 2003, as well as changes in fair value and losses on fair value of non-hedging derivatives in the year ended December 31, 2002.
(b)	Includes loss on asset impairments of $7.4 million, $267.7 million and $78.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. Also includes loss on disposal of $14.1 million, $2.4 million and $21.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Year ended December 31, 2004 compared with the year ended December 31, 2003

Continuing Operations Results

Our 73 properties in continuing operations include two properties acquired in 2004, two properties of which we intend to dispose, and nine properties in Florida that were most significantly impacted by a series of four hurricanes in August and September 2004. Operating results have been impacted by these events. For more information regarding the impact of these hurricanes, see “—Results Overview”. In order to provide a useful comparison, where appropriate, this section includes discussion and analysis of our results as a whole and discussion and analysis of results of the 60 comparable hotels that were in normal operations for the current period and the prior year period. The nine Florida hotels impacted by the hurricanes, two hotels of which we intend to dispose, and the two acquired hotels are excluded.

The following table presents operating data for our 60 comparable hotels:

	2004	2003	Percent `Change
Operating Data:
ADR	$100.28	$95.55	5.0%
Occupancy %	67.8%	68.7%	(1.3)
RevPAR	$67.99	$65.62	3.6

Total revenue. Total revenue increased by $21.6 million or 2.8% in 2004 compared to 2003, primarily due to a $19.0 million increase to $507.9 million in room revenue directly attributable to an increase in ADR, combined with a $10.1 million increase in food revenue. ADR increased 5.4% for the year ended December 31, 2004 when compared with the same period in 2003 due to our two acquired properties as well as the result of the industry benefiting from an increase in travel due to a general strengthening of the economy, partially offset by revenue losses from our hurricane impacted hotels. The decrease in occupancy of 4.2% over the same period was due to rooms out of service as a result of the Florida hurricanes, the impact of having less available rooms due to hotel room renovations, as well as a focus on increasing daily rates, which resulted in lower group, contract, and internet sales. Approximately 2.9% of the 4.2% decrease in occupancy was specifically due to the rooms out of service as a result of the Florida hurricanes.

For the 60 comparable hotels, total revenue increased by $19.5 million or 3.2% from $611.2 million in 2003 to $630.7 million in 2004. The increase in room revenue represents $15.8 million of the total increase which was primarily due to an increase in ADR of $4.73 and RevPAR of $2.37, which resulted from the general strengthening of the economy and lodging industry. Revenue growth was negatively impacted due to the short term effects of brand conversions and rooms out of service during renovations and as a result of the Florida hurricanes. RevPAR increased $4.19 or 6.4% as adjusted for room nights out of service during the period due to renovations and the impact of the Florida hurricanes to our comparable hotels.

Hotel operating expenses. Hotel operating expenses increased $10.6 million or 3.4% in 2004 compared to 2003. The increase was primarily attributable to a $7.5 million or 5.1% increase in food and beverage expense primarily due to the expenses of hotels acquired in 2004. In addition, rooms expense increased by $5.5 million or 4.5% mainly due to the restoration of services with an emphasis on improving guest satisfaction, rising labor and benefits costs, the impact of renovation-related costs, the impact of brand conversion costs and brand initiatives and the effect of expenses of hotels acquired in 2004. Prior period results also reflect aggressive cost reductions in anticipation of economic impacts associated with the war in Iraq and associated tensions.

For the 60 comparable hotels, rooms expense increased by 5.3% from $104.6 million in 2003 to $110.1 million in 2004 with a slight decrease in margin of 0.3% when comparing room revenue to rooms expense, mainly due to the impact of renovation related costs. Food and beverage margins were relatively flat year over year as menu pricing had substantially caught up to increasing food and beverage costs.

Other operating expenses. Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance. Individual variations in these expenses were as follows:

•	Corporate general and administrative expense increased by $2.3 million or 19.3% from 2003 to 2004 reflecting higher corporate operating expenses based on more complete staffing levels after the separation from Interstate Hotels, and higher costs for complying with expanded public company regulatory requirements. This line item also includes a $4.0 million income adjustment to reduce employee compensation costs due to the change in accounting treatment of an equity based compensation plan, a $2.0 million expense adjustment related to prior years’ workers’ compensation claims, a $1.0 million expense for general liability and hurricane insurance claims-related legal costs, and a $1.6 million expense related to incentive plan grants.

•	Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $3.1 million or 2.7% during 2004 as compared to 2003 mainly due to increases in repairs and maintenance of $3.0 million due to a reduction in eligible purchase rebates, and the increased property operating costs associated with the two hotels acquired in 2004. Energy costs decreased by 1.1% due to a strategic program implemented in late 2003, which was designed to help us manage the increasingly volatile energy costs at our hotels.

•	Property taxes decreased by $2.8 million primarily due to our efforts to ensure that our properties were accurately valued due to market conditions caused by the economic downturn in specific areas. Insurance expense decreased $1.3 million or 10.2% for the year ended December 31, 2004 as compared to 2003 primarily due to a reduction in property insurance premiums upon renewal which was partially offset by the costs associated with the two hotels acquired in 2004.

•	Depreciation and amortization expense increased $5.3 million or 5.6% in 2004. The increase is due to additional depreciation on our properties acquired in 2004, as well as a significant increase in capital expenditures.

Loss on asset impairments. We recognized losses on asset impairments totaling $12.3 million and $295.0 million related to our assets planned for disposition during the years ended December 31, 2004 and 2003, respectively. Of these total asset impairment losses, $7.4 million and $267.7 million for 2004 and 2003, respectively, are included in discontinued operations. The impairment losses recorded during 2004 primarily represent a decrease in estimated proceeds from the sale of our remaining assets planned for disposition. Impairments were significant during 2003 due to our decision during the year to expand our asset disposition program, thereby resulting in a change in our expected holding period for these assets. Impairment charges were lower in 2004, as we did not add a significant number of properties to our disposition program.

Equity in income of and interest earned from unconsolidated affiliates. Equity in income of and interest earned from unconsolidated affiliates consists of income earned from two investments in which we own non-controlling interests and do not consolidate in our financial statements. We recognize a proportionate share of the profit and loss earned by the Radisson Lexington Avenue Hotel, an equity method investment acquired in 2004, as well as interest income on the $40 million loan made to this entity. As of December 31, 2004, we recognized interest income of $1.4 million and equity in income of $0.2 million. In addition, we recognize a preferred return of 16% (12% for the last three weeks of the year) from our investment in MIP, which is accounted for using the cost method. Income of $11.5 million in 2004 from MIP includes a reversal of a $1.4 million reserve due to the favorable change in their collectibility assessment. Our 2003 results include a $25 million impairment charge on MIP, partially offset by $7.4 million of preferred return income on MIP. See “Recent Developments” in Item 1 of this Form 10-K for a discussion of these investments.

Interest expense, net. Net interest expense declined 9.7% or $13.7 million in the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to repurchases of higher interest bearing debt, incurrence of lower interest bearing debt, and the effect of the interest rate swap we entered into in April 2004.

Other significant items, net. For the year ended December 31, 2004, we recorded a total loss on early extinguishment of debt of $8.0 of which $6.3 million related to our repurchase of $99.6 million of our senior unsecured notes, and $1.7 million related to our redemption of $49.2 million of our senior subordinated notes. We recognized gains totaling $4.1 million during 2003 related to the early extinguishments of debt. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes. The proceeds from the new borrowing were used to repurchase $150.6 million of the $154.3 million of outstanding 4.75% notes payable to MeriStar Hospitality due 2004, at varying prices, resulting in a $1.4 million gain.

Loss from discontinued operations

During the year ended December 31, 2004, we completed the disposal of 21 hotels in separate transactions for an aggregate of $155.7 million in cash, resulting in loss on disposal of $14.1 million. Loss on disposal resulted primarily from the recognition of $10.9 million in termination fees payable to Interstate Hotels with respect to these hotels’ management contracts. As of December 31, 2004, we had no hotels classified as held for sale. Discontinued operations for the year ended December 31, 2004 included impairment charges totaling $7.4 million related to the assets sold during the year. Discontinued operations for the year ended December 31, 2003 included impairment charges totaling $267.7 million.

Year ended December 31, 2003 compared with the year ended December 31, 2002

Continuing Operations Results

Total revenue. Total revenue decreased by $14.9 million or 1.9% in 2003 compared to 2002, primarily due to a $15.1 million or 3.0% decrease in room revenue directly attributable to a decrease in average daily rate. The average daily rate declined 3.8% for the year ended December 31, 2003 when compared with the same period in 2002 due to the downward pressures on our rates as a result of soft corporate transient and leisure demand throughout the year, coupled with an increase in sales through lower rated group, contract, and internet sales channels. The slight increase in occupancy over the same period did not significantly offset the rate decline.

Hotel operating expenses. Hotel operating expenses increased by $10.1 million or 3.4% from 2002 to 2003 due primarily to increases in food and beverage expenses and other hotel operating costs. These expenses increased mainly due to our focus on improving guest satisfaction, as well as an increase in occupancy in 2003 over 2002.

Other operating expenses. Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, and property taxes, insurance and other. The decrease of $3.3 million or 0.8% from 2002 to 2003 was due primarily to a $14.5 million charge incurred related to the settlement of a $42.1 million term loan due from Interstate Hotels during late 2002. Excluding that charge, other variations in these expenses were as follows:

General and administrative expenses at the hotel level decreased by 0.7% or $0.8 million, due to a reduction in selling expenses at the hotels of 2.2%. Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $1.6 million or 1.4% during 2003 to $114.0 million. Increases in repairs and maintenance expense of $1.6 million and energy costs due to the civil disruptions in Venezuela and the war in Iraq of $2.0 million were partially offset by decreases in franchise and management fees totaling $1.4 million. We began implementing a strategic energy plan across our portfolio during the fourth quarter of 2003, which is designed to aid in the control of volatile energy costs. Depreciation and amortization decreased $3.0 million or 3.1% in 2003 due to the reduction in the book value of our property and equipment stemming from the substantial asset impairment charge in the first half of 2003. Also contributing to the decline were the early extinguishments of debt, thereby reducing on-going amortization of related deferred financing costs.

Loss on asset impairments. We recognized losses on asset impairments totaling $295.0 million and $78.7 million related to our asset disposition program during the years ended December 31, 2003 and 2002, respectively. Of these total asset impairment losses, $267.7 million and $78.7 million for the years ended 2003 and 2002, respectively, are included in discontinued operations.

Equity in income of and interest earned from unconsolidated affiliates. The value of our $40 million investment in MIP, which owns eight hotels and is accounted for on a cost basis, declined during 2003 due to the continued decline in MIP’s cash flow, particularly driven by results in four of its hotel markets. The accounting rules for cost basis investments require that declines in value that are other than temporary be recognized currently. Since the decline in the value of our underlying investment in MIP was other than temporary, we recognized an impairment loss of $25.0 million on this investment during the fourth quarter of 2003.

Interest expense, net Net interest expense increased $4.5 million or 3.3% due primarily to the July 2003 borrowing of 9.5% notes payable from MeriStar Hospitality due 2010 to substantially repurchase our 4.75% notes payable to MeriStar Hospitality (see Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).

Other significant items, net. We recognized gains totaling $4.1 million during 2003 related to the early extinguishments of debt. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes. The proceeds from the new borrowing were used to repurchase $150.6 million of the $154.3 million of outstanding 4.75% notes payable to MeriStar Hospitality due 2004, at varying prices, resulting in a $1.4 million gain.

The proceeds from the issuance were also used to repurchase $22.6 million of outstanding 8.75% senior subordinated notes due 2007, at varying prices, resulting in a $1.5 million gain. During 2003, MeriStar Hospitality also repurchased a further $59.8 million of these notes, at varying prices, resulting in an aggregate loss of $0.3 million. In addition, $39.2 million of the senior subordinated notes was redeemed in exchange for 6,669,506 shares of MeriStar Hospitality’s common stock, resulting in a gain of $1.5 million.

We had three swap agreements that did not qualify for treatment as cash-flow hedges under SFAS No. 133, expire, one in December 2002, one in April 2003 and one in July 2003. Results for 2002 included a net expense of $4.4 million related to the swap agreements in place during that time. Results for 2003 were not materially affected by marking to market the swap agreements that expired during 2003. Results for 2002 also included a $4.7 million loss on the fair value of derivatives due to the repayment of debt that was originally hedged.

Loss from discontinued operations

During 2003, we completed the sale of 15 hotels in separate transactions for an aggregate of $127.9 million in cash, resulting in loss on disposal of $2.4 million. As of December 31, 2003, we had seven hotels classified as held for sale, all of which were sold during 2004. Discontinued operations for the year ended December 31, 2003 included impairment charges totaling $276.7 million related to the assets included in our disposition program. Discontinued operations for the year ended December 31, 2002 included impairment charges totaling $78.7 million, and a net loss of $21.2 million related to assets sold that year.

Financial Condition, Liquidity, and Capital Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, investments in hotels (including capital projects and acquisitions), and escrow requirements. Our debt strategy includes considering opportunities to repay debt and to reduce our overall cost of borrowing, such as through low interest rate mortgages and interest rate swaps. We believe we currently have sufficient cash on hand, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. MeriStar Hospitality did not pay a dividend on its common stock during 2004, nor does it expect to pay one in 2005. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions, and since September 11, 2001 have been significantly affected by geopolitical concerns and other factors affecting business and leisure travel. If general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and related concerns, capital investments required to maintain our property’s competitive position, insurance coverage and timing of hurricane-related expenditures and related insurance receipts, and other operating risks described under the caption, “Risk Factors—Operating Risks” in Item 1 of this Annual Report on Form 10-K;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, covenant compliance, interest rate fluctuations, and other risks described under the caption “Risk Factors—Financing Risks” in Item 1 of this Annual Report on Form 10-K; and

•	Other factors described previously under the caption, “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

We generally intend to hold unrestricted cash balances of $40 million to $50 million in our operating accounts as a hedge against economic and geopolitical uncertainties, as well as to provide for our recurring cash requirements. We established a $50 million secured revolving bank line in December 2003, maturing in December 2006, which is fully available and increases our flexibility in managing our liquidity.

On April 23, 2004, MeriStar Hospitality raised proceeds through the issuance and sale of 12.0 million shares of common stock at a price to the public of $6.25 per share pursuant to its effective shelf registration statement filed under the Securities Act of 1933. The offering closed on April 28, 2004 with net proceeds of approximately $72.3 million. This equity issuance enabled it to raise cash with a deployment strategy to acquire assets with strong brand affiliations and higher growth rate potential in strong markets.

During the year ended December 31, 2004, we disposed of 21 primarily underperforming assets with 5,261 rooms for $155.7 million in cash and $11.1 million in reduction of debt. These assets were largely upscale and midscale assets that do not fit with our upper upscale focus, were located in markets that are not strategically important to us or where we have multiple assets, had significant capital expenditure needs or produced insufficient cash flow or have lower growth opportunities. Proceeds were used to upgrade the existing portfolio through our asset renovation program or acquisition strategy, or to redeem debt.

On May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. On June 30, 2004, we partially financed the acquisition through closing on a $55.8 million fixed-rate mortgage loan, which is secured by this property, matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom that can accommodate meetings of up to 1,500 guests. To take advantage of the current low interest rate environment, we financed a portion of the acquisition with a $55.5 million fixed-rate mortgage, which is secured by this property, matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand.

On October 1, 2004, we acquired an interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, including a loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest and a 49.99% equity participation in the income and losses of the hotel. The investment was financed with cash on hand. The loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel, and has a 10-year term. The loan is subordinate to a $150 million financial institution loan, but has priority over all equity interests. Our equity investment is accounted for under the equity method of accounting. Under the equity method of accounting, we recognized $0.2 million of equity in the income of our investment during the fourth quarter 2004 and received distributions of $0.8 million. However, due to seasonality of the market, we expect that our equity in the income of the investment could be less in the first three quarters of each year as compared to the last quarter of the year. This seasonality could also impact the timing of distributions received.

Our investment in MIP yielded a payment of $10 million in December 2004 and $15.5 million in February 2005. The payments were applied against our outstanding receivable balance. See “Recent Developments” for further discussion.

During the year ended December 31, 2004, we invested approximately $134 million in our existing assets through our aggressive asset renovation program for our assets. We expect to invest a total of approximately $100 million on capital expenditures in 2005, including $15 million to complete projects started in 2004 and excluding hurricane-related capital expenditures. The amount of hurricane-related capital expenditures has not yet been fully determined, however, we anticipate it to well exceed $100 million, most of which we expect to be reimbursed by our insurance carriers.

As part of our strategy to manage our leverage, we have retired debt with higher interest rates and acquired debt with lower interest rates. During fiscal 2004, we have retired $49.2 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.9 million of accrued interest) by issuing 8.1 million common OP Units. In addition, we have purchased from available cash $99.6 million of our senior unsecured notes, including $25.8 million of the 10.5% notes, $29.5 million of the 9% notes and $44.3 million of the 9.125% notes. Following these exchanges and the repurchases, we had $34.2 million of outstanding 8.75% notes payable to MeriStar Hospitality due 2007 and $850.4 million of outstanding senior unsecured notes. These transactions have allowed us to reduce our cost of borrowing and improve our credit statistics.

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest payments only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan.

In August and September 2004, a number of our hotels located in Florida incurred substantial damage and business interruption. While we have comprehensive insurance coverage for both property damage and business interruption, we are experiencing a decline in revenues due to the full or partial closure of certain hotels, and we will not be able to recognize any income from business interruption insurance or gains on replacement of damaged property until all contingencies related to the insurance payments have been resolved. Additionally, we may experience a timing delay between cash outflows and cash inflows, as we may incur costs to rebuild the damaged properties, and temporary negative cash flows associated with affected properties, that may not be reimbursed by the insurance carriers for several periods. Additionally, we are liable for any policy deductibles. While this timing difference may have some impact on our short term liquidity, we believe that we will be able to meet all of our short term cash needs through a variety of means, including reducing capital expenditures, borrowings under our credit facility and the placement of mortgages, if necessary. For more information regarding the impact of these hurricanes, see “—Results Overview.”

As of December 31, 2004, we had $58.4 million of cash held in escrow, which was required by certain debt agreements and the interest rate swap agreement. Our cash balance held in escrow may increase or decrease based upon the performance of our encumbered hotels, our ability to obtain timely capital reimbursements, and the fair value of our interest rate swap. Of the $58.4 million, approximately $25 million was available to fund capital expenditures as of December 31, 2004.

Sources and Uses of Cash

The following table shows our consolidated cash flows, generated by (used in) our various activities, for the years ended December 31 (in thousands):

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Operating activities	$10,915	$(17,137)	$57,898	$28,052	$(75,035)
Investing activities	(234,488)	104,768	4,266	(339,256)	100,502
Financing activities	54,585	109,485	(51,921)	(54,900)	161,406

Our operating results and the amount of cash generated by our hotel operations were adversely affected beginning in late 2001 by a general downturn in the economy compounded by the events of September 11, 2001, and while we are seeing the impacts of a recovering economy, our operating results have continued to be affected by the reduction in travel resulting from economic conditions, geopolitical events, war, the continued threat of domestic terrorism, and other factors affecting business and leisure travel. Cash flow from operations increased in 2004 primarily due to the impact of increased revenues due to the refocusing of our portfolio assets, as well as the generation of new revenues from our hotels acquired in 2004, and as a result of the lodging industry economic recovery.

We used a net $234.5 million of cash from investing activities during the year ended December 31, 2004, primarily due to:

•	$182.4 million for acquisition of hotels, net of cash acquired;

•	$134.0 million in capital expenditures (including $5.6 million of capitalized interest);

•	$50.5 million for an investment in a hotel;

•	$15.9 million increase in cash restricted for mortgage escrows and our interest rate swap; and

•	$7.5 million in costs associated with our disposition program, partially offset by

•	$155.7 million in proceeds from the sale of 21 hotel assets.

Our investing activities provided a net $104.8 million of cash during the year ended December 31, 2003, resulting primarily from:

•	$127.9 million in proceeds from the sale of 15 hotel assets; and

•	$42.1 million from Interstate Hotels for the repayment of its note receivable; partially offset by

•	$36.2 million in capital expenditures (including $3.1 million of capitalized interest);

•	$22.2 million increase in cash restricted for mortgage escrows; and

•	$6.8 million in costs associated with our disposition program.

Our investing activities provided a net $4.3 million of cash during 2002, resulting primarily from:

•	$60.7 million of proceeds from the sale of five hotels; partially offset by

•	$47.3 million of hotel capital expenditures (including $4 million of capitalized interest), and

•	$7.5 million of advances to Interstate Hotels.

We generated a net $54.6 million of cash from financing activities during the year ended December 31, 2004 due mainly to:

•	$109.7 million from the issuance of new debt, net of issuance costs;

•	$72.3 million from our issuance of OP units; partially offset by

•	$118.4 million in repayments and repurchases of debt; and

•	$8.9 million in limited partnership interest purchases.

We generated a net $109.5 million of cash from financing activities during the year ended December 31, 2003 due mainly to:

•	$260.5 million from the issuance of new debt, net of issuance costs;

•	$95.4 million from our issuance of OP units; partially offset by

•	$245.7 million in repayments and repurchases of debt.

We used $51.9 million of cash in financing activities during the year ended December 31, 2002, primarily due to:

•	$352.5 million in repayments and repurchases of debt; partially offset by

•	$300.5 million from the issuance of new debt, net of issuance costs.

MeriStar Hospitality must distribute to stockholders at least 90% of its REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. Under certain circumstances, MeriStar Hospitality may be required to make distributions in excess of cash available for distribution in order to meet the Internal Revenue Code requirements. In that event, we and/or MeriStar Hospitality would seek to borrow additional funds or sell additional non-core assets for cash, or both, to the extent necessary to obtain cash sufficient to make the distributions required to retain MeriStar Hospitality’s qualification as a REIT. Any future distributions will be at the discretion of MeriStar Hospitality’s board of directors and will be determined by factors including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as MeriStar Hospitality’s board of directors deems relevant. MeriStar Hospitality’s senior unsecured notes indenture permits the payment of dividends in order to maintain REIT qualification if we fall below a 2 to 1 fixed charge coverage ratio. However, MeriStar Hospitality’s senior subordinated notes indenture is more restrictive in that it permits the payment of dividends only if we exceed the 2 to 1 fixed charge coverage ratio. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance that any such distributions will be made in the future.

Long-Term Debt and Notes Payable to MeriStar Hospitality

Long-term debt and Notes Payable to MeriStar Hospitality consisted of the following (in thousands):

	December 31,
	2004	2003
Senior unsecured notes due 2011—9.125%	$355,665	$400,000
Senior unsecured notes due 2008—9.0%	270,500	300,000
Senior unsecured notes due 2009—10.5%	224,187	250,000
Secured facility, due 2009	302,979	309,035
Secured facility, due 2013	99,293	100,765
Mortgage and other debt	125,051	27,011
Unamortized issue discount	(3,702)	(5,256)

	$1,373,973	$1,381,555
Fair value adjustment for interest rate swap	(4,674)	—

Long-term debt	$1,369,299	$1,381,555

Notes payable to MeriStar Hospitality	$204,225	$257,143
Unamortized issue discount	(248)	(670)

Notes payable to MeriStar Hospitality	$203,977	$256,473

Total long-term debt and notes payable to MeriStar Hospitality	$1,573,276	$1,638,028

As of December 31, 2004, 81% of our debt bore fixed rates of interest, and the remaining 19% bore interest at fixed rates that have been, since April 2, 2004, effectively swapped to a floating rate. Our overall weighted average interest rate was 8.51% after giving effect to the interest rate swap. Based on market prices at December 31, 2004, the fair value of our long-term debt was $1.69 billion.

Credit facility. On December 19, 2003, we entered into a three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. The facility bears interest at an annual rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of December 31, 2004 and 2003, we had no outstanding borrowings under this facility.

The facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness. There are no ratings-based covenants in the facility.

Senior unsecured notes. During the year ended December 31, 2004, we repurchased, using available cash, $99.6 million of our senior unsecured notes, including $29.5 million of the 9.0% notes due 2008, $44.3 million of the 9.125% notes due 2011, and $25.8 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $6.2 million and wrote off deferred financing costs of $1.2 million related to these repurchases which is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

These senior unsecured notes are general, unsecured obligations of us and certain subsidiaries of ours, and MeriStar Hospitality guarantees payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions, including the repurchase of our common OP units, the issuance of any preferred equity, the payment of certain distributions, the incurrence of any additional debt, or the repayment of certain outstanding debt before it comes due. As of December 31, 2004, our fixed charge coverage ratio was significantly below 2 to 1, and therefore we were not permitted generally to enter into those transactions, except as noted below.

There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $300 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures, of which $194.5 million was available at December 31, 2004. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary, of which the full amount was available at December 31, 2004. We have the ability to incur debt financing within an unrestricted subsidiary, such as the $55.5 million mortgage financing related to the acquisition of Marriott Irvine. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

Secured facilities. We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels during the low NOI period, they will release cash for all capital expenditures on the 19 encumbered properties beginning April 1, 2003, subject to the servicer’s review and approval. As of December 31, 2004 and December 31, 2003, $29.9 million and $27.2 million, respectively, of cash was held in escrow under this provision. Escrowed funds totaling $21.0 million were available to fund capital expenditures under this provision as of December 31, 2004. From January 1, 2005 through March 7, 2005, we have received cash reimbursements of $6.2 million from the servicer related to capital expenditures incurred on the 19 encumbered properties.

The fair value adjustments for the interest rate swap agreement of net $(4.7) million that are discussed in further detail below are related to the outstanding secured facility balance of $303.0 million as of December 31, 2004.

On September 26, 2003, as permitted by the indentures governing our senior unsecured notes and senior subordinated notes, we completed a $101 million commercial mortgage-backed securities financing, secured by a portfolio of four hotels. The loan carries a fixed annual interest rate of 6.88% and matures in 2013.

Notes payable to MeriStar Hospitality. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes.

The proceeds from the borrowing were used to repurchase $150.6 million of our $154.3 million 4.75% notes payable to MeriStar Hospitality due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. On October 15, 2004, the remaining $3.7 million balance of 4.75% notes payable to MeriStar Hospitality were repaid at maturity. The remaining proceeds from the issuance were also used to repurchase a portion of our 8.75% notes payable to MeriStar Hospitality due 2007.

In conjunction with MeriStar Hospitality’s issuance of senior subordinated notes due in 2007, we borrowed a total amount of $205.0 million, of which $34.2 million was outstanding as of December 31, 2004, under terms matching those of MeriStar Hospitality’s senior subordinated notes. The 8.75% notes payable to MeriStar Hospitality due 2007 are unsecured obligations, and provide for semi-annual payments of interest each February 15 and August 15. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

During the year ended December 31, 2004, we retired $49.2 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.9 million of accrued interest) through the issuance of 8,138,728 common OP units. We recorded a loss on early extinguishment of debt of $1.7 million. In February 2005, we retired an additional $1.49 million of our notes payable to MeriStar Hospitality.

Mortgage and other debt. As of December 31, 2004, we had three mortgage loans, two of which were incurred during the second quarter of 2004.

We financed a portion of the Marriott Irvine acquisition (see “Asset Acquisitions” below) with a $55.5 million fixed-rate mortgage loan effective June 25, 2004, which matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. On June 30, 2004, in connection with The Ritz-Carlton, Pentagon City acquisition (see “Asset Acquisitions” below), we entered into a $55.8 million fixed-rate mortgage loan, which matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%.

We had a mortgage loan on a hotel property that was to mature in 2011 and carried an interest rate of 8.8%; however, the lender, with our acquiescence, initiated foreclosure proceedings on the property which were completed on September 7, 2004, and we relinquished the property to the bank. The carrying value of the mortgage loan and the fair value of the property both approximated $11 million. This property is included in discontinued operations.

Our other individual mortgage matures in 2011 and carries a fixed interest rate of 9.0% with an initial principal amount of $17.0 million.

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest payments only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan.

Derivatives. On April 2, 2004, we entered into an interest rate swap arrangement with a third party to manage our interest rate risk related to our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we receive fixed-rate payments of 8.01% and pay floating rate payments based on a one month LIBOR plus 444 basis points on an initial $307 million notional amount. We do not use derivative instruments for speculative purposes. Due to the fact that the notional amount of the swap matches the principal amount of the underlying debt and other hedge accounting criteria were met, the swap was designated as highly effective at the inception of the swap arrangement and designated as a fair value hedge. We continue to evaluate the effectiveness of the hedge and believe that the hedge continues to be highly effective.

For a derivative qualifying as a fair value hedge, the change in net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument is recorded in our consolidated statements of operations. These amounts offset each other as there was no ineffective portion and therefore had no impact on our net loss for the year ended December 31, 2004. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument being hedged on our consolidated balance sheets. The fair value of our hedge was approximately a $4.7 million liability as of December 31, 2004. This amount is recorded on our consolidated balance sheet in the other liabilities line item with a corresponding debit recorded to long-term debt. During the year ended December 31, 2004, we earned cash payments of $4.2 million under the swap, which were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we have posted collateral of $12.0 million as of December 31, 2004. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During 2004, our posted collateral ranged from $8.0 million to $20.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.7 million as of December 31, 2004. We will receive all remaining collateral upon maturity of the swap.

During 2003, our only derivative instruments consisted of two swap agreements that did not qualify for treatment as hedges under SFAS No. 133, which expired in April 2003 and July 2003. During the year ended December 31, 2003, we recognized $4.0 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the year ended December 31, 2003, we made cash payments on those swaps of $4.0 million. The change in fair value and the swap payments are netted together on our consolidated statement of operations, thus resulting in no impact on consolidated net loss.

During the year ended December 31, 2002, we recognized $7.6 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the year ended December 31, 2002, we made cash payments on those swaps of $12.1 million. The change in fair value and the swap payments are netted together on our consolidated statement of operations. During the year ended December 31, 2002, we also recognized a $4.7 million loss on the fair value of derivatives no longer providing a hedge due to the repayment of the hedged debt.

Asset Acquisitions

During 2004, we invested in three properties, each of them having exceptional quality and exhibiting superior growth potential, and being located in three of the top performing markets in the country. We believe these factors will enable these investments to produce superior returns for our shareholders. Our two consolidated hotels, and while not consolidated into our results, the hotel for which we record equity in income, realized 2004 (full year) combined RevPAR of $132.74. RevPAR for our entire portfolio during 2004 was $69.82. The higher RevPAR of the acquired hotels is indicative of their overall earnings power.

On May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. On June 30, 2004, we partially financed the acquisition through the placement of a $55.8 million fixed-rate mortgage loan, which is secured by this property. The mortgage matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom that can accommodate meetings of up to 1,500 guests. To take advantage of the current low interest rate environment, we financed a portion of the acquisition with a $55.5 million fixed-rate mortgage, which is secured by this property, matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand.

On October 1, 2004, we acquired a 49.99% interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, which includes a $40 million mezzanine loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest, and a $10 million equity interest in the hotel. The mezzanine loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel, and has a 10-year term. The loan is subordinate to $150 million in senior notes, but has priority over all equity interests.

We will continue to be highly selective with potential acquisitions, focusing primarily on larger properties located in major urban markets or high-end resort destinations with high barriers to new competition, premium brand affiliations, significant meeting space and superior growth potential. The terms of our senior note indentures may limit our ability to obtain financing to acquire assets beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $194.5 million was available at December 31, 2004, and $50 million of general indebtedness) as we are below the required fixed charge coverage ratio of 2 to 1, at which level we would be permitted to generally incur debt without restriction.

Asset Dispositions

We have substantially completed our previously announced disposition program that repositioned our portfolio into one generally consisting of larger assets with significant meeting space in urban or high-end resort locations. Between January 1, 2003 and December 31, 2004, we disposed of 36 hotels with 8,109 rooms for total gross proceeds of $283.6 million in cash and $11.1 million in reduction of debt. Of these 36 hotels, 15 hotels were disposed of in 2003 and 21 hotels were disposed of in 2004. The reshaping of our portfolio has contributed to an increase in RevPAR, which, for our entire portfolio of properties (excludes nine properties affected by hurricanes in 2004), increased to $69.56 from $59.64 for the years ended December 31, 2004 and 2003, respectively.

In addition, we may from time to time receive offers on other assets that we might consider selling. We would consider any opportunities that have the potential to improve our financial condition or results of operations.

Capital Expenditures

We have developed a targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better control the level of disruption associated with renovations. During the year, we accelerated our renovation program for certain key assets, which created some short-term disruption, but also positioned us to participate more quickly in the lodging industry recovery. We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1—Risk Factors of this Annual Report on Form 10-K. Additionally, certain of our hotels’ management contracts and franchise agreements contain reserve requirements for property improvements. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand and intend to use a portion of the proceeds from the sales of assets to provide capital for renovation work. We initiated an aggressive renovation program for our assets in the beginning of 2004, and invested a total of $134 million on capital expenditures in 2004. We anticipate investing a total of approximately $100 million in 2005, including $15 million to complete projects started in 2004 and excluding hurricane-related capital expenditures. The emphasis is on completing these projects on budget with minimal disruptions to operations. We focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the economic recovery. The amount of hurricane-related capital expenditures has not yet been fully determined, however, we anticipate it to well exceed $100 million, most of which we expect to be reimbursed by our insurance carriers.

Other Financial Information

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the impairment of long-lived assets and the recording of certain accrued liabilities. We base our estimates and judgments on historical experience and other factors we believe to be reasonable under the circumstances. Some of our estimates are material to the financial statements. These estimates are therefore particularly sensitive as future events could cause the actual results to be significantly different from our estimates.

We believe that the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements:

Accounting for the impairment or disposal of long-lived assets

We are required by GAAP to perform an analysis to determine the recoverability of an asset’s carrying value whenever events or changes in circumstances indicate that a long-lived asset may be impaired. We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset using the best information available at that time. If our analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. In conducting these analyses, we may also make assumptions about the asset’s expected useful life, future capital expenditures, and fair market value. Due to future changes in market or economic conditions and our continuing forecast and outlooks for future periods, we may need to revise our estimates of fair value and recognize additional impairment charges in future periods if circumstances indicate at that time that the carrying value of the assets may be impaired. In the past, market conditions have changed, causing additional impairment to be recognized due to a reduction in estimated sales price of our assets stemming from market forces.

We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Hotels of which we dispose may be managed under agreements that require payments to the hotel management company as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to the hotel management company. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale and will be included in discontinued operations.

Classification of properties as held for sale

Our hotel properties generally fall into two categories, held for use and held for sale. Our held for use properties may include those that we are actively marketing. Until such time as our criteria for held for sale are met, as described below in further detail, we maintain classification as an operational asset. At the time we determine an asset to meet the criteria noted below, we reclassify the asset and its operations to discontinued operations.

Held-for-sale classification requires that the sale be probable and that the transfer of the asset is expected to be completed within one year, among other criteria. Assessing the probability of the sale requires significant judgment due to the uncertainty surrounding completing the transaction, and as a result, we have the following policy in aiding in assessing probability. We classify the properties we are actively marketing as held for sale once all of these conditions are met:

•	Our board has approved the sale,

•	We have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale, and

•	We have a significant non-refundable deposit.

We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. If our estimates of fair value are incorrect, the carrying values may not be accurately reflected. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the assets and liabilities relating to our held for sale properties on our consolidated balance sheet. We also reclassify the operating results of properties held for sale as discontinued operations for all periods presented.

Depreciation and Amortization Expense

We estimate the useful lives of property and equipment in order to determine the amount of depreciation and amortization expense to be recorded during any reporting period. We depreciate the majority of our buildings and improvements over an estimated useful life of 20 to 40 years, or the remaining terms of a ground lease, if shorter. We depreciate furniture, fixtures and equipment over lives ranging from five to seven years, and computers over three to five years. The estimated useful lives are based on our historical experience with similar assets, as well as our taking into account current market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives would affect depreciation expense and net income, as well as the gain or loss on the sale of any of our hotels.

Hurricane Related Insurance Recoveries

We have comprehensive insurance coverage for both property damage and business interruption relating to the properties affected by the August and September 2004 hurricanes. Our damage assessment teams, working with the adjusters for our insurance providers, are inspecting each of our affected properties and implementing restoration plans. The net book value of the property damage is currently estimated to be at least $65 million; however, we are still assessing the impact of the hurricanes on our properties, and actual net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. For the year ended December 31, 2004, we have recorded a net fixed asset write-off and a corresponding insurance claim receivable for this $65 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will significantly exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As a result of the damage caused by the hurricanes, our properties experienced varying periods of business interruption and impacts on operations, including closure of certain hotels. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties have been deferred during the Florida “high season”, which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding coverage for income losses sustained. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such receivable will then be reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to recognize compensation cost relating to share-based payment transactions, and measure that cost based on the fair value of the equity or liability instruments issued. We are required to comply with the provisions of this statement beginning with the third quarter of 2005. We do not expect the adoption of this revised standard to have a material effect on our accounting treatment for share-based payments, as we adopted the transition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” on January 1, 2003 and elected to recognize compensation expense for options granted subsequent to December 31, 2002 under the fair-value-based method.

The FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” in December 2004, which amends current guidance to state that the rules for (a) incidental operations and (b) costs incurred to sell real estate projects do not apply to real estate time-sharing transactions. We are required to comply with the provisions of this statement for the third quarter of 2005. We do not expect the effect of this statement to be material.

The FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” in December 2004. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We are required to comply with the provisions of this statement for the third quarter of 2005. We have not entered into or modified any transactions within the scope of this standard, nor do we have any existing transactions that fall within the scope of SFAS No. 153.

Off-Balance Sheet Arrangements

We have future ground lease obligations related to our consolidated entities and properties. The ground leases are accounted for as operating leases, and are expensed evenly over the lives of the leases. These leases exist at properties where we do not own the land associated with our hotel. As of December 31, 2004, other than our equity method investment, we were not involved in any off-balance sheet arrangements.

Aggregate Contractual Obligations

The following table summarizes our aggregate contractual obligations as of December 31, 2004 (in thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-Term Debt Obligations(a)	$1,577,950	$11,147	$59,000	$786,900	$720,903
Operating Lease Obligations(b)	116,839	3,316	6,268	6,235	101,020
Purchase Obligations(c)	62,342	62,342	—	—	—
Termination Fees(d)	13,115	4,283	7,921	911	—

Fixed Interest Payments(e)	594,185	113,910	226,761	170,593	82,921

Aggregate Contractual Obligations	$2,364,431	$194,998	$299,950	$964,639	$904,844

(a)	The amounts shown include amortization of principal and maturities on our debt as well as discounts of $4.0 million on our senior notes. For a description of the material terms of our long-term debt, see “Financial Condition, Liquidity and Capital Resources—Long-Term Debt” section above.
(b)	Includes ground and building operating types of leases, which are shown net of $0.1 million of sublease receipts.

(c)	Our purchase obligations consist of commitments for capital expenditures at our hotels, which include $14.3 million in hurricane related commitments (most of which we expect to be reimbursed by our insurance carriers) and $48.0 million in non-hurricane related commitments. Under our contracts, we have the ability to defer some of these expenditures into later years and some of the current year amount reflects prior year contracts that were deferred or not completed.
(d)	Termination fees related to the sale of our hotels, see “The Management Agreements—Interstate Hotels.”
(e)	Represents fixed interest payments on our debt.

The Managers operate our 73 hotels pursuant to management agreements with our taxable subsidiaries. Under these management agreements, the taxable subsidiaries pay a management fee for each property to the Manager of their hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate Hotels management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements generally have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions. We may be obligated to pay Interstate Hotels termination fees with respect to properties that we sell. See “Financial Condition, Liquidity and Capital Resources—Asset Dispositions.”

Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total hotel revenue and 20% of available cash flow (as defined), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott, subject to some exceptions.

As part of our overall executive compensation, certain senior executives are employed under contracts as described in our proxy statements, and incorporated by reference as exhibits to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest rate risk management objective is to manage the effect of interest rate changes on earnings and cash flows. We look to manage interest rates through the use of a combination of fixed and variable rate debt. To achieve our objectives, we may borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We only enter into derivative or interest rate transactions for hedging purposes, and not for trading purposes. We do not engage in speculative transactions.

On April 2, 2004, we entered into an interest rate swap on our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we receive fixed-rate payments of 8.01% and pay floating rate payments based on a one month LIBOR plus 444 basis points on an initial $307 million notional amount.

We have designated the interest rate swap as a fair value hedge for financial reporting purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the secured facilities are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swap at December 31, 2004 was a liability of approximately $4.7 million, which is included in the other liabilities line item on our consolidated balance sheet.

In conjunction with the interest rate swap, we have posted collateral of $12.0 million as of December 31, 2004. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During 2004, our posted collateral ranged from $8.0 million to $20.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.7 million as of December 31, 2004. We will receive all remaining collateral upon maturity of the swap.

The table below provides information about our derivative financial instrument that is sensitive to changes in interest rates. The table presents contractual payments to be exchanged under the contract and weighted average interest rates by expected (contractual) maturity dates for our interest rate swap. Weighted average interest rates and notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average interest rates are based on implied forward rates in the yield curve as of December 31, 2004. The interest rate swap that we have entered into is strictly to hedge interest rate risk and not for trading purposes.

	Expected Payment Date ($ in millions)					Total	Fair Value as of 12/31/04
	2005	2006	2007	2008	2009
Interest Rate Derivative
Interest Rate Swap
Fixed to Variable	$1.8	$(0.2)	$(1.5)	$(2.6)	$(2.2)	$(4.7)	$(4.7)
Average pay rate	7.25%	7.92%	8.40%	8.79%	9.11%
Average receive rate	8.01%	8.01%	8.01%	8.01%	8.01%

As a result of our interest rate swap, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. A change in one month LIBOR of 50 basis points would result in an increase or decrease in current annual interest expense of approximately $1.5 million.

As of December 31, 2004, approximately 19% of our outstanding debt bears fixed rates of interest that have been effectively swapped from a fixed rate to a floating rate, with the remaining 81% of debt bearing fixed rates of interest. Before the effect of the swap, all of our debt bears fixed rates of interest as follows (in millions):

Expected Maturity	Fixed Rate	Average Interest Rate
2005	$11,147	6.65%
2006	12,031	6.65%
2007	46,969	8.13%
2008	284,142	8.88%
2009	502,758	8.45%
Thereafter	720,903	8.48%

Total	$1,577,950	8.51%
Fair value adjustment for interest rate swap	(4,674)

	$1,573,276	8.51%

Fair Value at 12/31/04 of Total Debt	$1,693,754

Exchange Rate Risk

As of December 31, 2004, we had no foreign operations. We had previously owned four Canadian hotels, but our last property in Canada was sold in 2004. Our Canadian operations were not material to our consolidated financial position as of December 31, 2004 and 2003, or our consolidated results of operations and cash flows for each of the years in the three-year period ended December 31, 2004. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on our future cash flows we would receive from our foreign subsidiaries. Foreign currency transaction gains and losses were not material to our results of operations for the same periods. Additionally, we did not enter into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

The Partners

MeriStar Hospitality Operating Partnership, L.P.:

We have audited the accompanying consolidated financial statements of MeriStar Hospitality Operating Partnership, L.P. and subsidiaries (the Partnership) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Operating Partnership, L.P. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

KPMG LLP

McLean, VA

March 15, 2005

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

(Dollars and units in thousands)

	2004	2003
ASSETS
Property and equipment	$2,581,720	$2,481,752
Accumulated depreciation	(506,632)	(446,032)

	2,075,088	2,035,720

Assets held for sale	—	51,169
Restricted cash	58,413	42,523
Investment in affiliate	84,528	15,000
Note receivable from Interstate Hotels & Resorts	—	—
Insurance claim receivable	76,056	—
Prepaid expenses and other assets	34,230	47,033
Accounts receivable, net of allowance for doubtful accounts of $691 and $2,040	33,719	64,709
Cash and cash equivalents	60,533	230,876

	$2,422,567	$2,487,030

LIABILITIES AND PARTNERS’ CAPITAL
Long-term debt	$1,369,299	$1,381,555
Notes payable to MeriStar Hospitality Corporation	203,977	256,473
Accounts payable and accrued expenses	72,253	80,014
Accrued interest	41,165	46,813
Due to Interstate Hotels & Resorts	21,799	16,411
Other liabilities	11,553	11,045

Total liabilities	1,720,046	1,792,311

Commitments and contingencies (Note 15)
Minority interests	2,418	2,496
Redeemable OP units at redemption value, 2,298 and 3,510 outstanding	19,187	35,926
Partners’ capital—Common OP Units 87,367 and 66,790 issued and outstanding	680,916	656,297

	$2,422,567	$2,487,030

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands, except per unit amounts)

	2004	2003	2002
Revenue:
Hotel operations:
Rooms	$507,897	$488,883	$503,951
Food and beverage	212,132	200,795	199,148
Other hotel operations	54,111	61,657	61,093
Office rental, parking and other revenue	5,032	6,276	8,300

Total revenue	779,172	757,611	772,492

Hotel operating expenses:
Rooms	129,007	123,479	120,668
Food and beverage	153,150	145,691	141,120
Other hotel operating expenses	34,480	36,429	33,297
Office rental, parking and other expenses	2,395	2,798	3,186
Other operating expenses:
General and administrative, hotel	123,502	120,002	120,832
General and administrative, corporate	14,215	11,913	6,487
Property operating costs	117,077	113,995	112,385
Depreciation and amortization	98,786	93,506	96,498
Property taxes, insurance and other	56,965	61,237	53,195
Loss on asset impairments	4,974	27,334	—
Write-down of note receivable with Interstate Hotels & Resorts	—	—	14,517

Operating expenses	734,551	736,384	702,185

Equity in income of and interest earned from unconsolidated affiliates, net of impairment charge in 2003	13,147	(17,631)	7,608

Operating income	57,768	3,596	77,915
Minority interest	79	62	15
Interest expense, net	(126,927)	(140,623)	(136,125)
(Loss) gain on early extinguishments of debt	(7,967)	4,085	—
Change in fair value of non-hedging derivatives, net of swap payments	—	—	(4,446)
Loss on fair value of non-hedging derivatives	—	—	(4,735)

Loss before income taxes and discontinued operations	(77,047)	(132,880)	(67,376)
Income tax benefit	367	3,689	1,331

Loss from continuing operations	(76,680)	(129,191)	(66,045)

Discontinued operations:
Loss from discontinued operations before income tax	(22,587)	(275,313)	(105,364)
Income tax benefit	134	67	590

Loss from discontinued operations	(22,453)	(275,246)	(104,774)

Net loss	$(99,133)	$(404,437)	$(170,819)

Preferred distributions	(141)	(565)	(565)

Net loss applicable to common unitholders	$(99,274)	$(405,002)	$(171,384)

Net loss applicable to general partner unitholders	$(96,464)	$(381,922)	$(157,718)

Net loss applicable to limited partner unitholders	$(2,810)	$(23,080)	$(13,666)

Basic and diluted loss per share:
Loss from continuing operations	$(0.91)	$(2.41)	$(1.36)
Loss from discontinued operations	(0.27)	(5.11)	(2.15)

Net loss per basic and diluted share	$(1.18)	$(7.52)	$(3.51)

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

	Units
Balance at January 1, 2002	44,524,147	$1,045,190

Comprehensive loss:
Net loss	—	(170,819)
Foreign currency translation adjustment	—	205
Reclassification of loss on derivatives due to repayment of hedged debt	—	4,735
Change in valuation of hedging derivative instruments	—	511

Comprehensive loss		(165,368)

Contributions	480,548	3,156
Contribution from general partner related to amortization of unearned stock-based compensation	—	1,649
Repurchase of units	(87,906)	(1,318)
Redemption of OP Units	313,930	6,502
Allocations from redeemable OP Units	—	26,533
Distributions	—	(1,344)
Balance at December 31, 2002	45,230,719	$915,000

Comprehensive loss:
Net loss	—	(404,437)
Foreign currency translation adjustment	—	6,075

Comprehensive loss		(398,362)

Contributions	20,751,227	134,439
Contribution from general partner related to amortization of unearned stock-based compensation	—	1,349
Repurchase of units	(77,119)	(376)
Redemption of OP Units	884,797	21,761
Allocations to redeemable OP Units	—	(17,514)

Balance at December 31, 2003	66,789,624	$656,297

Comprehensive loss:
Net loss	—	(99,133)
Foreign currency translation adjustment	—	977

Comprehensive loss		(98,156)

Contributions	20,471,393	123,970
Contribution from general partner related to amortization of unearned stock-based compensation	—	2,329
Repurchase of units	(26,753)	(164)
Redemption of OP Units	132,646	606
Allocations to redeemable OP Units	—	(3,966)

Balance at December 31, 2004	87,366,910	$680,916

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands)

	2004	2003	2002
Operating activities:
Net loss	$(99,133)	$(404,437)	$(170,819)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	102,114	111,891	125,365
Loss on asset impairments	12,337	320,037	78,732
Loss on sale of assets, before tax effect	14,065	2,356	21,197
Gain (loss) on early extinguishments of debt	7,967	(4,085)	—
Loss on fair value of non-hedging derivatives	—	—	4,735
Write-down of note receivable with Interstate Hotels & Resorts	—	—	14,517
Minority interests	(79)	(62)	(15)
Equity in income of unconsolidated affiliates	(237)	—	—
Cash distributions from equity method investment	840	—	—
Amortization of unearned stock-based compensation	(2,939)	2,544	4,543
Change in value of interest rate swaps	—	(3,977)	(7,612)
Redemption of POPs	(4,602)	—	—
Deferred income taxes	(730)	(3,923)	(2,271)
Changes in operating assets and liabilities:
Accounts receivable	4,009	(7,881)	(9,650)
Prepaid expenses and other assets	8,990	(345)	(3,401)
Due from/to Interstate Hotels & Resorts	(7,132)	5,911	6,757
Accounts payable, accrued expenses, accrued interest and other liabilities	(24,555)	(35,166)	(4,180)

Net cash provided by (used in) operating activities	10,915	(17,137)	57,898

Investing activities:
Acquisition of hotels, net of cash acquired of $4.1 million	(182,375)	—	—
Capital expenditures for property and equipment	(133,953)	(36,190)	(47,347)
Investment in and advance to Radisson Lexington Avenue Hotel	(50,493)	—	—
Proceeds from sales of assets	155,698	127,885	60,650
Purchases of marketable securities	—	(18,040)	—
Sales of marketable securities	—	18,040	—
Net payments from (advances to) Interstate Hotels & Resorts	—	42,052	(7,500)
(Increase) decrease in restricted cash	(15,890)	(22,158)	939
Costs associated with disposition program and other, net	(7,475)	(6,821)	(2,476)

Net cash (used in) provided by investing activities	(234,488)	104,768	4,266

Financing activities:
Prepayments on long-term debt	(105,049)	(228,866)	(333,000)
Scheduled payments on long-term debt	(13,336)	(16,845)	(19,466)
Proceeds from issuance of long-term debt	109,669	260,468	300,452
Contributions from partners	72,296	95,358	3,153
Distributions to minority investors	(141)	(565)	(3,060)
Purchase of limited partnership unit	(8,854)	(65)	—

Net cash provided by (used in) financing activities	54,585	109,485	(51,921)

Effect of exchange rate changes on cash and cash equivalents	(1,355)	(129)	205

Net (decrease) increase in cash and cash equivalents	(170,343)	196,987	10,448
Cash and cash equivalents, beginning of year	230,876	33,889	23,441

Cash and cash equivalents, end of year	$60,533	$230,876	$33,889

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$138,602	$144,856	$132,977
Income tax payments, net of (refunds)	(869)	562	493
Non Cash investing and financing activities:
Property damage insurance claim receivable	$65,486	$—	$—
Senior subordinated debt redeemed in exchange for common stock	49,213	38,078	—
Mortgage foreclosure	11,141	—	—
Change in fair value of interest rate swap	4,674	—	—
Redemption of OP units	606	21,761	6,502
Issuance of POPs	—	—	2,894
POPs converted to common stock	—	921	2,915
Issuance of restricted stock	1,940	1,153	—

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

1. Organization

MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation, which is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2004, we owned 73 hotels with 20,319 rooms, all of which were leased by our taxable subsidiaries. As of December 31, 2004, 71 hotels were managed by Interstate Hotels & Resorts (“Interstate Hotels”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary of Marriott International, Inc. (“Marriott”) (collectively with Interstate Hotels, the “Managers”).

On January 1, 2001, changes to the federal tax laws governing REITs, commonly known as the REIT Modernization Act, or RMA, became effective. As permitted by the RMA, we formed a number of wholly-owned taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	Managing the properties they lease (our taxable subsidiaries must enter into an “arm’s-length” management agreement with an independent third-party manager actively involved in the trade or business of hotel management and manages properties on behalf of other owners);

•	Leasing a property that contains gambling operations; and

•	Owning a brand or franchise.

The Managers operate the 73 hotels we owned as of December 31, 2004 pursuant to management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate Hotels management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate Hotels, subject to some exceptions.

Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the relevant management agreement), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. During 2004, we recorded a total amount of $1.0 million under the Ritz-Carlton and Marriott limited performance guarantees, combined. Management, based upon budgets and operating trends, expects payments under these guarantees in the future to be minimal.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, its subsidiaries and its controlled affiliates. We consolidate entities (in the absence of other factors when determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, revision to Interpretation No. 46, “Consolidation of Variable Interest Entities” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated in consolidation. One of our properties reports results over 13 four week periods each year. We include 12 weeks of results in each of quarters one through three and 16 weeks of results in quarter four.

Use of Estimates. Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

Property and Equipment. We record our property and equipment at cost or at fair value at the time of contribution for contributed property. We use the straight-line method for depreciation. We depreciate the majority of our buildings and improvements over an estimated useful life of 20 to 40 years, or the remaining terms of a ground lease, if shorter. We depreciate furniture, fixtures and equipment over lives ranging from five to seven years, and computers over three to five years. During the years ended December 31, 2004, 2003, and 2002, we recognized depreciation expense of $95.3 million, $105.7 million, and $115.4 million, respectively. For the years ended December 31, 2004, 2003 and 2002, we capitalized interest of $5.6 million, $3.1 million, and $4 million, respectively.

Held for Sale Properties. Held-for-sale classification requires that the sale be probable and that the transfer of the asset is expected to be completed within one year, among other criteria. Assessing the probability of the sale requires significant judgment due to the uncertainty surrounding completing the transaction, and as a result, we have the following policy in aiding in assessing probability. We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

•	Our board has approved the sale,

•	We have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale, and

•	We have a significant non-refundable deposit.

We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the assets and liabilities relating to our held for sale properties on our consolidated balance sheet.

Intangible Assets. Intangible assets, which are included in prepaid expenses and other assets, consist primarily of deferred financing fees. We amortize, to amortization expense, the deferred financing fees on a straight-line basis (which approximates the interest method) over the lives of the related borrowings. As of December 31, 2004, 2003 and 2002, we had recorded gross deferred financing fees of $34.8 million, $34.9 million, and $27.3 million; these intangibles were $19.0 million, $23.4 million and $19.1 million, respectively, net of accumulated amortization. Related amortization expense was $4.6 million, $3.9 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. We estimate related amortization expense to remain approximately $5.0 million each of the next five years.

Cash Equivalents and Restricted Cash. We classify investments with original maturities of three months or less as cash equivalents. Our cash equivalents include investments in debt securities, including commercial paper, overnight repurchase agreements and money market funds. Restricted cash represents amounts held in escrow in accordance with the requirements of certain of our credit facilities.

Revenue Recognition. Substantially all of our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues. We recognize hotel operational revenues as hotel services are delivered.

Impairment or Disposal of Long-Lived Assets. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which require the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of and where we have no continuing involvement to be recorded as discontinued operations. Any gains or losses on final disposition are also included in discontinued operations.

The provisions of SFAS No. 144 also require that whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may be impaired that an analysis be performed to determine the recoverability of the asset’s carrying value. When we conclude that we expect to sell or otherwise dispose of an asset significantly before the end of its previously estimated useful life, we perform an impairment analysis on that asset (as is the case for assets we are considering for disposition). We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations.

Accounting for Costs Associated with Exit or Disposal Activities. We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which require that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Our strategy includes the disposition of certain hotel assets, all of which are managed under agreements that typically require payments as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale. To date, we have not incurred any management agreement termination obligations other than in connection with sales of hotels. For further discussion of potential termination obligations, see Note 15.

Gains and Losses From Extinguishments of Debt. We apply the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of SFAS No. 13, and Technical Corrections.” The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual and infrequent transactions to be reclassified. See Note 8 for details on the early extinguishment of certain debt during the years ended December 31, 2004 and 2003.

Stock-Based Compensation. We apply the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, for new stock options issued under compensation programs sponsored by MeriStar Hospitality. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and after. We grant options with an exercise price equal to the price of MeriStar Hospitality’s common stock on grant date. Compensation costs related to stock options are included in general and administrative expenses on the accompanying consolidated statement of operations. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock options issued by MeriStar Hospitality under compensation programs prior to January 1, 2003. As MeriStar Hospitality granted these stock options at fair market value, no compensation cost has been recognized. For other equity-based compensation plans, we recognize compensation expense over the vesting period based on the fair market value of the award at the date of grant for fixed plan awards, while variable plan awards are re-measured based upon the intrinsic value of the award at each balance sheet date.

Pro forma information regarding net loss and loss per unit is required by SFAS No. 123, and has been determined as if we had accounted for all of MeriStar Hospitality’s employee stock options under the fair value method. We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	1.6%	2.1%	2.1%
Dividend rate	—	—	—
Volatility factor	0.28	0.04	0.04
Weighted average expected life	4.12 years	4.12 years	3.77 years

Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method, our net loss and per unit amounts would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per unit amounts):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(99,133)	$(404,437)	$(170,819)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	4,123	3,090	4,692
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(4,117)	(3,617)	(5,526)

Net loss, pro forma	$(99,127)	$(404,964)	$(171,653)

Loss per unit:
Basic and diluted, as reported	$(1.18)	$(7.52)	$(3.51)
Basic and diluted, pro forma	$(1.18)	$(7.52)	$(3.52)
Weighted average fair value of options granted	$2.07	$0.23	$0.72

These pro forma compensation costs may not be representative of the actual effects on reported net loss and loss per share in future years. Additionally, the adjustment related to the POPs accounting is not included in the stock-based employee compensation expense amounts in the schedule above (see Note 10).

Income Taxes. We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences on future years of differences between the tax and financial reporting bases of assets and liabilities. As a partnership, we are not subject to federal income taxes. We are subject to state and local taxes in certain jurisdictions.

Foreign Currency Translation. We sold three of our four Canadian hotels in December 2003 and the fourth Canadian hotel in 2004. We maintained the results of operations for our Canadian hotels in Canadian dollars and translated those results to U.S. dollars using the average exchange rates for each period. We translated assets and liabilities using the exchange rate in effect at the balance sheet date. We reflected any resulting translation adjustments in accumulated other comprehensive loss. Our cumulative translation adjustment included in accumulated other comprehensive loss at December 31, 2004 was zero.

Derivative Instruments and Hedging Activities. Our interest rate risk management objective is to manage the effect of interest rate changes on earnings and cash flows. We look to manage interest rates through the use of a combination of fixed and variable rate debt. We only enter into derivative or interest rate transactions for hedging purposes. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the derivative’s effectiveness and whether the derivative has been designated as a cash flow or fair value hedge. SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” became effective on July 1, 2003. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative, and amends certain other provisions. This statement applies to any freestanding financial derivative instruments entered into or modified after June 30, 2003. This standard did not affect our results of operations or financial condition as we have properly classified our interest rate swap as a fair value hedge, and have not entered into any other transactions within the scope of SFAS No. 149.

Acquisition of Hotels. Our hotel acquisitions consist almost exclusively of land, building, furniture, fixtures and equipment. We allocate the purchase price among these asset classes and any acquired intangible assets based upon their respective fair values as required by SFAS No. 141, “Business Combinations.”

Investments in Unconsolidated Affiliates. We have non-controlling interests in two entities which we carry at cost, plus any equity in net earnings or losses on our equity method investment, less distributions received since the date of acquisition, less any adjustment for impairment, in a separate line item on our Consolidated Balance Sheets. Our cost method investment is a limited partner interest with no participation rights in the management, affairs or operations of the entity. On one investment, we recognize our preferred return quarterly as it becomes due to us. Our other investment is accounted for using the equity method, since we are presumed to exert significant influence on this entity due to our ownership percentage of 49.99%. Accordingly, we recognize 49.99% of the profit and loss of the investee. Our investments in unconsolidated affiliates are periodically reviewed for other than temporary declines in market value. An impairment is recorded as a reduction to the carrying value of the investment for any declines which are determined to be other than temporary.

Accounting for the Impact of the Hurricane Damage to Florida Properties. In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, eight of our hotels were closed for an extended period of time, and five others were affected in varying degrees.

We have comprehensive insurance coverage for both property damage and business interruption. Our damage assessment teams, working with the adjusters for our insurance providers, are inspecting each of our affected properties and implementing restoration plans. Some properties will require substantial repair and reconstruction and will remain closed until such repairs are complete. Our recovery effort is extensive and includes replacing portions of buildings, landscaping and furniture, as well as upgrading to comply with changes in building and electrical codes. The net book value of the property damage is currently estimated to be at least $65 million; however, we are still assessing the impact of the hurricanes on our properties, and actual net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. For the year ended December 31, 2004, we have recorded a net fixed asset write-off and a corresponding insurance claim receivable for this $65 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will significantly exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As of December 31, 2004, seven of our Florida properties remained completely closed due to hurricane damage. Additionally, as of December 31, 2004, four properties that suffered varying amounts of hurricane damage had certain rooms and conference facilities out of service. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties have been deferred during the Florida “high season”, which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding coverage for these income losses sustained. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized, and such receivable will then be reflected as a component of operating income. Any gain resulting from business interruption insurance for lost income will not be recognized until the relevant payments have been received and all contingencies related to the insurance recoveries are resolved. This income recognition criteria will likely often result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

Under this income recognition criteria, as of December 31, 2004, we have recorded a $107.3 million insurance claim receivable related to both property damage and business interruption recoveries combined, of which $31.3 million in insurance advances had been collected through December 31, 2004. We have collected an additional $8.8 million in advances from January 1 through March 7, 2005. Of the $107.3 million receivable recorded, $65.5 million represents the write-down of net fixed assets, as discussed above. The remaining $41.8 million represents a probable recovery of costs incurred. The cost recoveries are recorded on the expense line item to which they relate; therefore there is no net impact to any line item or our results.

The following is a summary of hurricane-related activity recorded (in millions):

Hurricane Receivable

December 31, 2004
Fixed assets net book value write down	$65.5
Recovery of costs incurred	41.8
Payments received to date	(31.3)

$76.0

New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to recognize compensation cost relating to share-based payment transactions, and measure that cost based on the fair value of the equity or liability instruments issued. We are required to comply with the provisions of this statement beginning with the third quarter of 2005. We do not expect the adoption of this revised standard to have a material effect on our accounting treatment for share-based payments as we adopted the transition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” on January 1, 2003 and elected to recognize compensation expense for options granted subsequent to December 31, 2002 under the fair-value-based method.

The FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” in December 2004, which amends current guidance to state that the rules for (a) incidental operations and (b) costs incurred to sell real estate projects do not apply to real estate time-sharing transactions. We are required to comply with the provisions of this statement for the third quarter of 2005. We do not expect the effect of this statement to be material.

The FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” in December 2004. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We are required to comply with the provisions of this statement for the third quarter of 2005. We have not entered into or modified any transactions within the scope of this standard, nor do we have any existing transactions that fall within the scope of SFAS No. 153.

Reclassifications. Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications have no impact on consolidated net loss.

3. Comprehensive Loss

Comprehensive loss was $98.2 million for the year ended December 31, 2004, which consisted of net loss ($99.1 million) and foreign currency translation adjustments.

Comprehensive loss was $398.3 million for the year ended December 31, 2003, which consisted of net loss ($404.4 million) and foreign currency translation adjustments.

Comprehensive loss was $165.4 million for the year ended December 31, 2002, which consisted of net loss ($170.8 million), partially offset by foreign currency translation adjustments ($0.2 million), change in valuation of hedging derivative instruments ($0.5 million), and a reclassification of loss on derivatives due to repayment of hedged debt ($4.7 million).

4. Acquisitions

On May 10, 2004 and June 25, 2004, we acquired the 366-room Ritz-Carlton, Pentagon City in Arlington, Virginia and the 485-room Marriott Irvine in Orange County, California, respectively, for a total purchase price of $185.5 million, plus net acquisition costs and adjustments of $0.9 million.

The Ritz-Carlton, Pentagon City luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. On June 30, 2004, we partially financed the acquisition through a $55.8 million fixed-rate mortgage loan, which is secured by this property, matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

The Marriott Irvine is operated by a subsidiary of Marriott International, Inc. under a long-term contract. We financed a portion of the acquisition with a $55.5 million fixed-rate mortgage loan, which is secured by this property, matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand. Because Marriott International, Inc. reports results in 13 four-week periods during the year rather than the 12 monthly periods that we employ, we will include 12 weeks of results in each of quarters one through three and 16 weeks of results in quarter four.

The acquisitions were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted loss per share for the years ended December 31, 2004 and 2003 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods (in thousands):

	Year Ended December 31,
	2004	2003
Total revenue	$806,349	$817,528
Net loss	(96,968)	(403,750)
Net loss per unit:
Basic	$(1.16)	$(7.49)
Diluted	(1.16)	(7.49)

The following is a summary of the combined allocation of the purchase price based on estimates of fair value as determined by an appraiser (in thousands).

Land	$14,836
Buildings and improvements	152,501
Furniture, fixtures and equipment	17,676
Net working capital	1,435

Total purchase price	$186,448

On October 1, 2004, we acquired an interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan (see Note 7).

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2004	2003
Land	$244,088	$238,772
Buildings and improvements	1,926,813	1,930,155
Furniture, fixtures and equipment	295,562	284,602
Construction-in-progress	115,257	28,223

	$2,581,720	$2,481,752

For the years ended December 31, 2004 and 2003, we capitalized interest of $5.6 million and $3.1 million, respectively.

During the years ended December 31, 2004, 2003 and 2002 we recognized impairment losses of $12.3 million, $295.0 million, and $78.7 million respectively, of which $7.4 million, $267.7 million, and $78.7 million, respectively, are recorded in discontinued operations as of December 31, 2004 (see Note 16). There are no properties classified as held for sale as of December 31, 2004.

The impairment charges recorded during 2004, 2003 and 2002 were triggered by an expectation that a property would be sold significantly before the end of its estimated useful life. The impairment charges were based on our estimates of the fair value of the properties we were actively marketing based on available market data. As we received updated market data on the estimated sales proceeds of these assets, we recalculated estimated fair values, and re-assessed impairment based on the updated estimated fair values. We recorded additional impairments, as necessary, based upon the estimated fair values. The estimates of fair values required us to make assumptions about the sales prices that we expected to realize for each property as well as the timing of a potential sale. In making these estimates, we considered the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual fair values, or realized proceeds, could differ materially from these estimates.

On September 7, 2004, we relinquished a property to a mortgage lender upon the completion of a foreclosure proceeding initiated by the lender with our acquiescence (see Note 8). The property and the mortgage loan had a fair value and carrying value of approximately $11 million.

6. Assets Held for Sale

At December 31, 2004, none of our 73 properties met the probability criteria as prescribed by SFAS No. 144 to classify them as held for sale. As of December 31, 2003, seven assets were classified as held for sale. All seven of these assets were disposed of during the first six months of 2004.

Assets held for sale consisted of the following (in thousands).

	December 31,
	2004	2003
Land	$—	$5,061
Buildings and improvements	—	43,391
Furniture, fixtures and equipment	—	2,759
Construction-in-progress	—	1,114

		52,325
Accumulated depreciation	—	(1,156)

	$—	$51,169

7. Investments in Unconsolidated Affiliates

Investment in Radisson Lexington Avenue Hotel. On October 1, 2004, we acquired a 49.99% interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, which includes a $40 million mezzanine loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest, and a $10 million equity interest in the hotel. The mezzanine loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel, and has a 10-year term. The loan is subordinate to $150 million in senior notes, but has priority over all equity interests.

Our equity investment is accounted for under the equity method of accounting, in accordance with our accounting policies as described in Note 2 to the Consolidated Financial Statements. The interest income from the loan, as well as the income related to the 49.99% share in profits and losses, is recorded in a separate line item “equity in income of and interest earned from unconsolidated affiliates” within operating activities as the operations of this investment are integral to our operations. As of December 31, 2004, we recognized interest income of $1.4 million on the mezzanine loan, which is recognized as earned. Our outstanding loan balance of $40.4 million includes $0.4 million origination costs associated with the loan. Our initial equity investment balance of $10.1 million includes $0.1 million of external costs incurred. During 2004, we recognized $0.2 million of income on our equity investment.

Investment in MIP. In 1999, we invested $40 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a limited partnership interest, in which we earned a 16% cumulative preferred return with outstanding balances compounded quarterly. While the return on this investment was preferred and cumulative, the underlying investment ranked equally with the investments of the other investors in MIP.

In December 2004, MIP’s partnership agreement was amended and restated. In accordance with the amended and restated MIP partnership agreement, MIP’s general partner contributed $10 million to MIP which was then distributed to us, thereby reducing our outstanding preferred return receivable; the return on our investment and on our remaining unpaid accrued preferred return was reduced to a 12% future annual cumulative return rate, and subordinate only to the MIP debt; and $12.5 million of our $40 million investment was upgraded to receive preference over all other investments. As a result of the partnership restructuring, our ability to collect the preferred return improved, and we reassessed the carrying value of our preferred return. During the fourth quarter of 2004, we were able to recognize as income the $4.1 million compounded cumulative preferred return, $1.4 million of which was earned in 2003, but fully reserved.

In February 2005, MIP completed a $175 million commercial mortgage-backed securities financing, secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received an additional $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million.

After the February 2005 receipt of cash, our total MIP carrying value was approximately $19 million, consisting of the $15 million investment and $4 million of accrued preferred returns receivable.

We recognize our preferred return quarterly as it becomes due to us. The income, net of related expense, is recorded in the “Equity in income of and interest earned from unconsolidated affiliates” line within operating activities as the operations of this investment are integral to our operations. For the years ended December 31, 2004 and 2003, we recognized a preferred return of $11.5 million and $7.4 million, respectively, from this investment. Additionally, the $10 million contribution that we received in December reduced our outstanding preferred return receivable balance. As of December 31, 2004 and 2003, cumulative preferred returns of $19.7 million and $19.6 million, respectively, were due from MIP. We had reserved a portion of this balance and have included the net $19.7 million and $18.2 million in the “Investments in and advances to unconsolidated affiliates” line on the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return, from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets, and from contributions to MIP from other partner contributions. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties.

While we believe that our current and cumulative returns continue to be fully collectible, during 2003, the value of our underlying investment declined due to the decline in MIP’s cash flow, particularly driven by results in four of its hotel markets. While we believe that the cash flow, and thus the value of our investment in MIP, will be recoverable over time, we expect that any such recovery will take a number of years to achieve. The accounting rules for cost basis investments require that declines in value that are other than temporary be recognized currently. Since the decline in the value of our underlying investment in MIP was other than temporary, we recognized a $25.0 million impairment loss on this investment during the fourth quarter of 2003. There have been no adverse changes in circumstances in 2004 that would require an additional impairment.

8. Long-Term Debt and Notes Payable to MeriStar Hospitality

Long-term debt and notes payable to MeriStar Hospitality consisted of the following (in thousands):

	December 31,
	2004	2003
Senior unsecured notes due 2011—9.125%	$355,665	$400,000
Senior unsecured notes due 2008—9.0%	270,500	300,000
Senior unsecured notes due 2009—10.5%	224,187	250,000
Secured facility, due 2009	302,979	309,035
Secured facility, due 2013	99,293	100,765
Mortgage and other debt	125,051	27,011
Unamortized issue discount	(3,702)	(5,256)

	$1,373,973	$1,381,555
Fair value adjustment for interest rate swap	(4,674)	—

Long-term debt	$1,369,299	$1,381,555

Notes payable to MeriStar Hospitality	$204,225	$257,143
Unamortized issue discount	(248)	(670)

Notes payable to MeriStar Hospitality	$203,977	$256,473

Total long-term debt and notes payable to MeriStar Hospitality	$1,573,276	$1,638,028

Aggregate future maturities as of December 31, 2004 were as follows (in thousands):

2005	$11,147
2006	12,031
2007	46,969
2008	284,142
2009	502,758
Thereafter	720,903

$1,577,950
Fair value adjustment for interest rate swap	(4,674)

$1,573,276

As of December 31, 2004, 81% of our debt bore fixed rates of interest, and the remaining 19% bore interest at fixed rates that have been, since April 2, 2004, effectively swapped to a floating rate. Our overall weighted average interest rate was 8.51% after giving effect to the interest rate swap. Based on market prices at December 31, 2004, the fair value of our long-term debt was $1.69 billion.

Credit facility. On December 19, 2003, we entered into a three-year $50 million senior credit facility, secured by six of our hotels, and terminated our previous credit facility. The facility bears interest at an annual rate of the London Interbank Offered Rate, or LIBOR, plus 450 basis points. As of December 31, 2004 and 2003, we had no outstanding borrowings under this facility.

The facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness. There are no ratings-based covenants in the facility.

Senior unsecured notes. During the year ended December 31, 2004, we repurchased, using, from available cash, $99.6 million of our senior unsecured notes, including $29.5 million of the 9.0% notes due 2008, $44.3 million of the 9.125% notes due 2011, and $25.8 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $6.2 million and wrote off deferred financing costs of $1.2 million related to these repurchases which is included in depreciation and amortization expense on the accompanying consolidated statements of operations.

These senior unsecured notes are general, unsecured obligations of us and certain subsidiaries of ours, and MeriStar Hospitality guarantees payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions, including the repurchase of our common OP units, the issuance of any preferred equity, the payment of certain distributions, the incurrence of any additional debt, or the repayment of certain outstanding debt before it comes due. As of December 31, 2004, our fixed charge coverage ratio was significantly below 2 to 1, and therefore we were not permitted generally to enter into those transactions, except as noted below.

There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $300 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures, of which $194.5 million was available at December 31, 2004. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary, of which the full amount was available at December 31, 2004. We have the ability to incur debt financing within an unrestricted subsidiary, such as the $55.5 million mortgage financing related to the acquisition of Marriott Irvine. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

Secured facilities. We completed a $330 million non-recourse financing secured by a portfolio of 19 hotels in 1999. The loan bears a fixed annual interest rate of 8.01% and matures in 2009. The secured facility contains standard provisions that require the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, the facility contains a provision that requires our mortgage servicer to retain in escrow the excess cash from the encumbered hotels after payment of debt service (“Excess Cash”), if net hotel operating income (“NOI”) for the trailing twelve months declines below $57 million. This provision was triggered in October 2002 and will be effective until the hotels generate the minimum cash flow required for two consecutive quarters, at which time the cash being held in escrow will be released to us. In July 2003, we signed an amendment to the loan agreement that permits the release of cash placed in escrow for all capital expenditures incurred on the 19 encumbered properties on or after April 1, 2003. Although the servicer will continue to retain in escrow any excess cash from the encumbered hotels during the low NOI period, they will release cash for all capital expenditures on the 19 encumbered properties beginning April 1, 2003, subject to the servicer’s review and approval. As of December 31, 2004 and December 31, 2003, $29.9 million and $27.2 million, respectively, of cash was held in escrow under this provision. Escrowed funds totaling $21.0 million were available to fund capital expenditures under this provision as of December 31, 2004. From January 1, 2005 through March 7, 2005, we have received cash reimbursements of $6.2 million from the servicer related to capital expenditures incurred on the 19 encumbered properties.

The fair value adjustments for the interest rate swap agreement of net $(4.7) million that are discussed in further detail below are related to the outstanding secured facility balance of $303.0 million as of December 31, 2004.

On September 26, 2003, as permitted by the indentures governing our senior unsecured notes and senior subordinated notes, we completed a $101 million commercial mortgage-backed securities financing, secured by a portfolio of four hotels. The loan carries a fixed annual interest rate of 6.88% and matures in 2013.

Notes payable to MeriStar Hospitality. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes.

The proceeds from the borrowing were used to repurchase $150.6 million of our $154.3 million 4.75% notes payable to MeriStar Hospitality due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. On October 15, 2004, the remaining $3.7 million balance of 4.75% notes payable to MeriStar Hospitality were repaid at maturity. The remaining proceeds from the issuance were also used to repurchase a portion of our 8.75% notes payable to MeriStar Hospitality due 2007.

In conjunction with MeriStar Hospitality’s issuance of senior subordinated notes due in 2007, we borrowed a total amount of $205.0 million, of which $34.2 million was outstanding as of December 31, 2004, under terms matching those of MeriStar Hospitality’s senior subordinated notes. The 8.75% notes payable to MeriStar Hospitality due 2007 are unsecured obligations, and provide for semi-annual payments of interest each February 15 and August 15. The related indenture contains various restrictive covenants, which are similar to those in our senior unsecured notes.

During the year ended December 31, 2004, we retired $49.2 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.9 million of accrued interest) through the issuance of 8,138,728 common OP units.

We recorded a loss on early extinguishment of debt of $1.7 million. In February 2005, we retired an additional $1.49 million of our notes payable to MeriStar Hospitality.

Mortgage and other debt. As of December 31, 2004, we had three mortgage loans, two of which were incurred during the second quarter of 2004.

We financed a portion of the Marriott Irvine acquisition (see Note 4) with a $55.5 million fixed-rate mortgage loan effective June 25, 2004, which matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. On June 30, 2004, in connection with The Ritz-Carlton, Pentagon City acquisition (see Note 4), we entered into a $55.8 million fixed-rate mortgage loan, which matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%.

We had a mortgage loan on a hotel property that was to mature in 2011 and carried an interest rate of 8.8%; however, the lender, with our acquiescence, initiated foreclosure proceedings on the property which were completed on September 7, 2004, and we relinquished the property to the bank. The carrying value of the mortgage loan and the fair value of the property both approximated $11 million. This property is included in discontinued operations.

Our other individual mortgage matures in 2011 and carries a fixed interest rate of 9.0% with an initial principal amount of $17.0 million.

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires interest payments only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan.

Derivatives. On April 2, 2004, we entered into an interest rate swap arrangement with a third party to manage our interest rate risk related to our secured facility due 2009, effectively converting the interest the facility bears from a fixed rate to a floating rate. Under the swap, we receive fixed-rate payments of 8.01% and pay floating rate payments based on a one month LIBOR plus 444 basis points on an initial $307 million notional amount. We do not use derivative instruments for speculative purposes. Due to the fact that the notional amount of the swap matches the principal amount of the underlying debt and other hedge accounting criteria were met, the swap was designated as highly effective at the inception of the swap arrangement and designated as a fair value hedge. We continue to evaluate the effectiveness of the hedge and believe that the hedge continues to be highly effective.

For a derivative qualifying as a fair value hedge, the change in net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument is recorded in our consolidated statements of operations. These amounts offset each other as there was no ineffective portion and therefore had no impact on our net loss for the year ended December 31, 2004. The fair value of the swap is recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument being hedged on our consolidated balance sheets. The fair value of our hedge was approximately a $4.7 million liability as of December 31, 2004. This amount is recorded on our consolidated balance sheet in the other liabilities line item with a corresponding debit recorded to long-term debt. During the year ended December 31, 2004, we earned cash payments of $4.2 million under the swap, which were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we have posted collateral of $12.0 million as of December 31, 2004. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During 2004, our posted collateral ranged from $8.0 million to $20.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.7 million as of December 31, 2004. We will receive all remaining collateral upon maturity of the swap.

During 2003, our only derivative instruments consisted of two swap agreements that did not qualify for treatment as hedges under SFAS No. 133, which expired in April 2003 and July 2003. During the year ended

December 31, 2003, we recognized $4.0 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the year ended December 31, 2003, we made cash payments on those swaps of $4.0 million. The change in fair value and the swap payments are netted together on our consolidated statement of operations, thus resulting in no impact on consolidated net loss.

During the year ended December 31, 2002, we recognized $7.6 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the year ended December 31, 2002, we made cash payments on those swaps of $12.1 million. The change in fair value and the swap payments are netted together on our consolidated statement of operations. During the year ended December 31, 2002, we also recognized a $4.7 million loss on the fair value of derivatives no longer providing a hedge due to the repayment of the hedged debt.

9. Income Taxes

We file as a partnership for federal income tax purposes. As a partnership, we are not subject to federal income tax but are responsible for certain state and local income taxes. When the RMA became effective on January 1, 2001, MeriStar Hospitality formed taxable subsidiaries to lease certain of our properties. These subsidiaries are subject to taxation similar to subchapter C-corporations. The income of these taxable subsidiaries is subject to federal and state income taxes. In addition, the partnership is also subject to income taxes in certain state and local jurisdictions.

Our income taxes were allocated as follows (in thousands):

	2004	2003	2002
Tax benefit on loss from continuing operations	$(367)	$(3,689)	$(1,331)
Tax benefit on discontinued operations	(134)	(67)	(590)

Total income tax benefit	$(501)	$(3,756)	$(1,921)

Our effective income tax rate differs from the federal statutory income tax rate as follows:

	2004	2003	2002
State	(0.5)%	(0.9)%	(1.0)%
Difference in effective rate on foreign subsidiaries	—	—	(0.1)

	(0.5)%	(0.9)%	(1.1)%

The components of income tax (benefit) expense were as follows as of December 31 (in thousands):

	2004	2003	2002
Current:
State	$452	$167	$350
Foreign	—	—	—

	452	167	350
Deferred:
Federal	—	—	337
State	(953)	(3,835)	(2,520)
Foreign	—	(88)	(88)

	(953)	(3,923)	(2,271)

	$(501)	$(3,756)	$(1,921)

The tax effects of the principal temporary differences that give rise to our net deferred tax liability (asset) were as follows (in thousands):

	December 31,
	2004	2003
Basis difference in property and equipment	$4,266	$3,505
Amortization	(447)	(526)
Accrued expenses	118	353
Net operating loss carryforwards	(66,611)	(28,101)
Other	524	(53)

Net deferred tax liability (asset)	$(62,150)	$(24,822)
Valuation allowance	62,150	25,758

Net deferred tax liability (asset)	$—	$936

For state income tax purposes, the aggregate net operating loss (NOL) carryforward, prior to apportionment, for the partnership was $280.5 million and $130.8 million as of December 31, 2004 and 2003, respectively. These NOLs expire through 2024. The net operating loss for any jurisdiction, state or local, is subject to the laws of that jurisdiction and may differ from the aggregate NOL carryforward noted above for reasons other than apportionment. Such differences in NOL characteristics may arise from, but are not limited to, carry over period limitations and asset recovery methods that are different from the federal income tax rules. We have recorded a deferred tax asset relating to the NOL carryovers for states where we are subject to corporate level tax, based on our ability to use the losses against future income and as an offset to our net deferred tax liability relating to such state taxes.

As a result of our cumulative recognized losses, the Company has placed a valuation allowance against a portion of the deferred tax asset created by the net operating loss. The valuation allowance is sufficient to prevent our net operating loss from creating a net deferred tax asset for the Company. In future periods, we will review our ability to utilize our net operating loss carryforwards based on changes in economic conditions and operation results, and we will adjust the valuation allowance accordingly. At December 31, 2004, the valuation allowance for the partnership was $1.1 million.

For federal income tax purposes, the NOL carryforward for our taxable subsidiaries was $153.9 million and $63.7 million as of December 31, 2004 and 2003, respectively. These NOLs expire through 2024. Based on our projections of the taxable subsidiaries’ ability to utilize the NOL carryforward, we have recorded valuation allowances for the taxable subsidiaries of $61.1 million and $25.8 million, respectively, to reduce the carrying value of the NOL carryforward deferred tax asset to zero at both December 31, 2004 and 2003.

Our total valuation allowance was $62.2 million, $25.8 million and $10.5 million at December 31, 2004, 2003, and 2002, respectively.

A significant component of our deferred tax liability continues to be the basis difference in our fixed assets. At the time of the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we established a new basis for the acquired assets and assumed liabilities based on their fair values at the time of the merger. We established a net deferred income tax liability for the estimated future state and local income tax effect for differences between the accounting and tax bases of these assets and liabilities. As of December 31, 2004, this component of the deferred tax liability was $4.3 million.

In the course of document review with respect to the MIP restructuring, MeriStar Hospitality discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which MeriStar Hospitality is deemed to own a de minimis proportionate share. For further discussion, see Note 15.

10. Partnership Units and Minority Interests

OP Units. Our operating partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units, or POPs.

During the year ended December 31, 2004, we issued 8,138,728 Common OP units in exchange for the redemption of $49.2 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.9 million of accrued interest) (see Note 8).

Common OP Unit holders converted 133,000 and 885,000 of their OP Units, with a value of $0.6 million and $21.8 million, respectively, into MeriStar Hospitality’s common stock during the years ended December 31, 2004 and 2003, respectively.

On April 9, 2004, in accordance with the terms of the certificate of designation for the outstanding Class D OP Units of our operating partnership, we redeemed all outstanding Class D OP Units plus accrued and unpaid preferential distributions on those units, for an aggregate consideration of approximately $8.7 million. The Class D OP Units had become redeemable at the option of the holder on April 1, 2004.

On April 23, 2004, MeriStar Hospitality issued and sold 12.0 million shares of common stock at a price to the public of $6.25 per share pursuant to its effective shelf registration statement filed under the Securities Act of 1933. In connection with this transaction, MeriStar L.P. Inc., a wholly-owned subsidiary of MeriStar Hospitality, contributed the net proceeds to us in exchange for the same number of Common OP units. The offering closed on April 28, 2004 with net proceeds of $72.2 million.

In July 2004, MeriStar Hospitality’s Board of Directors authorized the elimination of the plan pursuant to which the POPs were issued. In conjunction with the elimination of the plan, we completed the redemption of all outstanding POPs for a total of $4.6 million in cash on December 2, 2004, although 187,500 of those POPs redeemed were not yet exchangeable pursuant to the POPs Plan. The POPs plan had been accounted for under APB 25, “Accounting for Stock Issued to Employees” as a fixed plan since December 11, 2001. Under fixed plan accounting, compensation expense is measured on the intrinsic value of the award on the grant date and amortized on a straight line basis over the vesting period. As a result of an accounting analysis performed in conjunction with the elimination of the POPs plan, we have determined that these awards should have been accounted for using variable plan accounting instead of fixed plan accounting. Under variable plan accounting, compensation expense is re-measured based upon the intrinsic value of the award at each balance sheet date and amortized to expense using a ratable vesting formula. Had variable plan accounting been applied from December 11, 2001, compensation expense for each of the years ended December 31, 2001, 2002 and 2003 would have been increased (reduced) by $0.5 million, $(3.7) million, and $(2.7) million, respectively. In order to correct this error, an adjustment of $4.5 million, net of forfeitures, was recorded during the third quarter of 2004 to reduce compensation expense; $4.0 million of this amount relates to 2003 and prior periods while $0.2 million and $0.3 million relate to the first and second quarters of 2004, respectively. This adjustment is included in the “General and administrative, corporate” line in our Consolidated Statements of Operations. In addition, the accrual for our liability under this plan, which was $3.6 million at September 30, 2004, was reclassified from redeemable OP units to accrued liabilities as of September 30, 2004. With the redemption of all outstanding POPs, this liability is zero at December 31, 2004. We have determined that the adjustments related to correction of this error are immaterial on both a quantitative and qualitative basis to the financial statements for all periods affected. Accordingly, the correction has been made in the current period financial statements.

11. Loss Per Unit

The following table presents the computation of basic and diluted loss per unit:

	Year Ended December 31,
	2004	2003	2002
Basic and Diluted Loss Per Unit:
Loss from continuing operations	$(76,680)	$(129,191)	$(66,045)
Dividends paid on unvested MeriStar Hospitality restricted stock	—	—	(4)
Preferred distributions	(141)	(565)	(565)

Loss available to common unitholders	(76,821)	(129,756)	(66,614)
Weighted average number of OP Units outstanding	83,917	53,877	48,883

Basic and diluted loss per unit from continuing operations	$(0.91)	$(2.41)	$(1.36)

12. Related-Party Transactions

Due to/from Interstate Hotels & Resorts

Effective March 31, 2004, our Chief Executive Officer, and MeriStar Hospitality’s Chairman and Chief Executive Officer, Paul Whetsell, resigned as CEO of Interstate Hotels, but remains a non-executive Chairman of the Board of Directors of Interstate Hotels. In the normal course of managing our hotel properties, Interstate Hotels incurs day-to-day operating costs which are reimbursed by us. The balance due to Interstate Hotels of $21.8 million at December 31, 2004 and $16.4 million at December 31, 2003, respectively, included management fees due for each hotel, and reimbursements due for insurance, employee benefits, sales and marketing expenses, and other miscellaneous operating expenses. These amounts are normally paid within 30 days. The balance also included accrued termination obligations related to our asset dispositions. During the years ended December 31, 2004, 2003 and 2002, we paid Interstate Hotels a total of $25.9 million, $23.3 million, and $30.4 million, respectively, for termination fees, management fees, and miscellaneous operating expenses.

Pursuant to an intercompany agreement effective as of August 3, 1998, we and Interstate Hotels provided each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, until July 1, 2004, Interstate Hotels had the right of first refusal, under certain circumstances, to become the manager of any real property we acquired, and we and Interstate Hotels also may have provided each other with certain services from time to time. Although the intercompany agreement is no longer in effect, we and Interstate Hotels may continue to provide each other with services from time to time; certain of these services are required by the management agreements. These services may have included administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which Interstate Hotels was compensated in an amount that we would have been charged by a third party for comparable services. During the years ended December 31, 2004, 2003 and 2002, we paid Interstate Hotels a net amount of $0.05 million, $0.07 million, and $0.5 million, respectively, for such services. In July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement, eliminating the last element of our original “paper clip” relationship with Interstate Hotels.

Note Receivable from Interstate Hotels & Resorts

Under a revolving credit agreement with Interstate Hotels through July 31, 2002, we had the ability to lend Interstate Hotels up to $50 million for general corporate purposes. As of December 31, 2001, Interstate Hotels owed us $36 million under this agreement. Effective January 1, 2002, Interstate Hotels issued us a term note for $13.1 million, which refinanced outstanding accounts payable owed to us.

In connection with the merger that created Interstate Hotels on July 31, 2002, we amended the terms of certain loans outstanding to Interstate Hotels, combining them into a term loan agreement with a principal balance of $56.1 million and a maturity date of July 31, 2007. The interest rate was 650 basis points over the 30-day LIBOR. This term loan was subordinate to Interstate Hotels’ bank credit agreement.

In late December 2002, we reached an agreement to settle the term loan with Interstate Hotels for $42.1 million, plus accrued interest, which was paid in January 2003. We incurred a $14.5 million charge in 2002, including expenses of the transaction, related to this settlement.

During 2002, we earned interest of $4.8 million from these lending arrangements.

Senior Unsecured Notes held by Oak Hill Capital Partners

One non-executive director of MeriStar Hospitality Corporation’s Board of Directors is a Managing Partner of Oak Hill Capital Management, Inc, and Oak Hill Capital Management II, LLC and another non-executive director of MeriStar Hospitality Corporation’s Board of Directors oversees an entity related to Oak Hill Capital Partners, LP and Oak Hill Capital Partners II, LP.

Of the $300 million aggregate principal amount of 9.0% senior unsecured notes due in 2008 we issued in January 2001, $30 million principal amount was issued at a price of 99.688% to an affiliate of Oak Hill Capital Partners.

Of the total $400 million aggregate principal amount of 9.125% senior unsecured notes due in 2011 we issued in 2001 and 2002, $20 million principal amount was issued at a price of 99.603% to an affiliate of Oak Hill Capital Partners.

Of the $250 million aggregate principal amount of 10.5% senior unsecured notes due in 2009 we issued in December 2001, $23 million principal amount was issued at a price of 99.368% to an affiliate of Oak Hill Capital Partners.

Note Receivable from Radisson Lexington

Our outstanding note receivable from Radisson Lexington, an equity method investment, was $40 million as of December 31, 2004, which is due in full in 2014. This loan yields $5.8 million of cumulative annual interest, for which we recognized interest income of $1.4 million in 2004. See Note 7 “Investment in Unconsolidated Affiliates” for information about this investment.

Relationship with MIP

Oak Hill Capital Partners, and Interstate Hotels, both related-parties to MeriStar Hospitality Corporation are partners in the joint venture that forms the General Partner of MIP, a joint venture established in 1999 to acquire upscale, full-service hotels. We earn a cumulative preferred return on our $40 million investment with outstanding balances compounded quarterly, which we recognize quarterly as it becomes due to us. For the years ended December 31, 2004, 2003, and 2002, we recognized a preferred return of $11.5 million, $7.4 million, and $7.6 million respectively, from this investment. As of December 31, 2004 and 2003, cumulative preferred returns of $19.7 million, and $19.6 million, respectively, were due from MIP. See Note 7 “Investment in Unconsolidated Affiliates” for information about this investment.

13. Incentive Compensation

MeriStar Hospitality sponsors an incentive compensation plan in which employees of the operating partnership participate. Under the plan, MeriStar Hospitality is authorized to award up to a maximum of 12.5% of its outstanding shares of common stock to officers or other key employees. These awards may be granted in cash, restricted shares of common stock or options to purchase common stock. Upon issuance of any restricted stock or stock options under the plan, MeriStar Hospitality is obligated to contribute the proceeds to us in exchange for an equal number of OP units. As of December 31, 2004, up to a maximum of 10,920,864 shares of common stock were authorized to be awarded, of which 7,879,774 shares remain available for award.

Under the incentive plan for non-employee directors, MeriStar Hospitality is authorized to award up to 500,000 options to purchase common stock to our non-employee directors. As of December 31, 2004, 148,050 shares remain available for award.

Stock Options

Stock options to officers, other key employees or directors are exercisable in three annual installments and expire ten years from the grant date.

Stock option activity for 2004, 2003 and 2002 was as follows:

	Incentive Plan		Directors’ Plan
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2002	2,613,380	$19.47	186,950	$21.63
Granted	707,500	11.03	92,500	11.09
Exercised	(201,296)	15.45	—	—
Canceled	(164,829)	20.10	—	—

Outstanding at December 31, 2002	2,954,755	17.59	279,450	18.14
Granted	200,000	4.39	35,000	5.90
Canceled	(405,322)	23.26	—	—

Outstanding at December 31, 2003	2,749,433	15.77	314,450	16.78
Granted	151,500	6.24	37,500	6.25
Exercised	(1,667)	3.37	—	—
Canceled	(1,554,205)	16.39	—	—

Outstanding at December 31, 2004	1,345,061	$13.99	351,950	$15.66

Shares exercisable at December 31:
2002	2,191,049	$19.81	119,167	$21.79

2003	2,074,402	$17.99	177,500	$20.52

2004	941,904	$16.98	260,291	$18.43

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.93 to $5.90	190,000	8.24	$4.27	61,671	$4.23
$5.92 to $6.60	183,000	9.33	$6.18	11,668	$6.26
$6.65 to $6.81	38,500	9.07	$6.76	3,334	$6.66
$7.42 to $7.42	320,000	7.95	$7.42	213,336	$7.42
$7.73 to $15.64	274,420	4.44	$14.45	260,258	$14.40
$16.31 to $19.00	192,834	6.57	$17.44	153,671	$17.48
$19.19 to $21.38	169,900	3.58	$20.14	169,900	$20.14
$22.00 to $29.44	234,557	3.86	$25.94	234,557	$25.94
$29.55 to $31.29	26,000	2.86	$30.07	26,000	$30.07
$31.42 to $31.42	67,800	2.87	$31.42	67,800	$31.42

	1,697,011			1,202,195

Other Stock-Based Compensation

In 2004, MeriStar Hospitality’s Board of Directors authorized it to grant certain long term incentive stock awards (the “awards”) under its incentive plan, pursuant to criteria to be established by the Compensation Committee of our Board of Directors (the “Committee”). In March 2005, the Committee finalized the service and performance criteria pursuant to which these awards will be issued, effective for the three year period ending December 31, 2006. We recorded $1.6 million compensation expense related to these awards during the year ended December 31, 2004. The awards will be paid to the extent they are earned in the form of MeriStar Hospitality’s common stock during 2007, and the number of shares will be determined based on the stock price at the time at which they are paid.

During the years ended December 31, 2004 and 2003, MeriStar Hospitality has issued 310,000 and 231,721 shares of restricted stock, net of forfeitures, to our employees. This restricted stock generally vests ratably over three-year periods. The weighted average grant-date fair value of restricted stock issued during 2004 and 2003 was $5.93 and $4.99, respectively.

During the years ended December 31, 2000, 2001 and 2002, we granted a total of 1,000,000 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. These POPs were subject to vesting requirements and the incurrence of a “book-up” event, and were exchangeable for common stock or cash based on the market value of our common stock. During the years ended December 31, 2002 and 2003, 50,000 and 187,500, respectively, POPs were surrendered in exchange for the same number of shares of common stock. In July 2004, MeriStar Hospitality’s Board of Directors authorized the redemption of all outstanding POPs. On December 2, 2004, we completed the redemption of all 701,250 outstanding POPS (net of forfeitures) for a total of $4.6 million in cash, although 187,500 of those POPs redeemed were not yet exchangeable pursuant to the POPs Plan. See Note 10 to the financial statements.

In 2004, MeriStar Hospitality’s Board of Directors authorized us to grant certain long term incentive stock awards (the “awards”) under our incentive plan, pursuant to criteria to be established by the Committee. In March 2005, the Committee finalized the service and performance criteria pursuant to which these awards will be issued, effective for the three year period ending December 31, 2006. The awards will be paid to the extent they are earned in the form of MeriStar Hospitality’s common stock during 2007, and the number of shares will be determined based on the stock price at the time at which they are paid.

14. Separation and Restructuring Charges

In 2002, we incurred $3.2 million of costs related to the formal separation of management functions from Interstate Hotels. The costs are included in the line item “general and administrative, corporate” on our income statement.

15. Commitments and Contingencies

Litigation. In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

Minimum Lease Payments. We lease the land at certain of our hotels under long-term arrangements from third parties. These agreements are accounted for as operating leases and are expensed evenly over the life of the lease. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments, including fixed escalations, required under these operating leases as of December 31, 2004 were as follows (in thousands):

2005	$3,460
2006	3,121
2007	3,147
2008	3,172
2009	3,063
Thereafter	101,020

Total gross payments	116,983
Less: Sublease receipts	(144)

Total net payments	$116,839

Our obligations under other operating lease commitments, primarily for equipment, are not significant.

Rent expense consists of:

	2004	2003	2002
	(in thousands)
Minimum rentals on operating leases	$2,804	$2,449	$2,453
Additional rentals based on revenues and other leases	2,920	2,986	3,452
Less: sublease receipts	(187)	(181)	(176)

	$5,537	$5,254	$5,729

Termination Fees. We may be obligated to pay Interstate Hotels termination fees of up to a maximum of approximately $13.1 million with respect to the 36 properties we have disposed of between January 1, 2003 and December 31, 2004. As we dispose of any additional assets, we may be obligated to pay additional termination fees. Any obligations due under the termination provisions of the applicable contracts will be payable over a period of 48 months after termination. Termination fees payable to Interstate Hotels may be reduced by amounts paid under replacement management contracts.

During July 2004, we concluded negotiations with Interstate Hotels to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we received, among other things:

•	the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carry over up to 600 rooms for termination in the succeeding year;

•	the right to terminate the management contract of a hotel, where Interstate Hotels invests in a competing hotel, with no termination fee; and

•	an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months.

Separately, we reached an agreement with Interstate Hotels regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were expected to be disposed of under our previously announced disposition program (which includes one of the 73 properties we owned as of December 31, 2004) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. Of the $2.5 million credit, $2.4 million has been applied to terminations that occurred during 2004.

Hurricane recoveries. Recoveries expected to be received for insured claims are included in the insurance claim receivable. Additional liabilities, if any, that may result from these matters are not expected to have a material adverse effect on our financial position or results from operations.

Other commitments and contingencies. We maintain reserves for commitments and contingencies that arise in the normal course of business based on the existing facts and circumstances. As of December 31, 2004 and 2003, we carried a $5.1 million and $3.1 million, respectively, reserve related to workers’ compensation insurance claims related to periods prior to January 31, 2003. This reserve was increased $2.0 million during 2004 due to a change in estimate regarding insurance payments covered by a third party. Future changes related to the facts and circumstances of our reserves could necessitate additional, or a reduction of, reserves in the future.

As part of our asset renovation program, we have entered into contractual obligations with vendors to acquire capital assets and perform renovations totaling approximately $48.0 million over the next 12 months. As of December 31, 2004, we have entered into contractual obligations related to capital expenditures as a result of the hurricanes in the amount of $14.3 million over the next 12 months, most of which we expect to be reimbursed by our insurance carriers.

In the course of document review with respect to the MIP restructuring, MeriStar Hostpiality discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. In order to eliminate any uncertainty, MeriStar Hospitality is currently negotiating a closing agreement with the Internal Revenue Service to resolve all REIT qualification matters with respect to this potential issue. As a partnership for federal income tax purposes, we are not directly affected by the outcome of the discussions by MeriStar Hospitality with the Internal Revenue Service.

16. Dispositions

Between January 1, 2003 and December 31, 2004, we disposed of 36 hotels with 8,109 rooms for total gross proceeds of $283.6 million in cash and $11.1 million in reduction of debt. Of these 36 hotels, 15 hotels were disposed of in 2003 and 21 hotels were disposed of in 2004. As of December 31, 2004, none of our hotels met our criteria for held-for-sale classification (see Note 6). Operating results for the sold hotels, and where applicable, the gain or loss on final disposition, are included in discontinued operations.

Summary financial information included in discontinued operations for these hotels were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Revenue	$47,016	$181,485	$227,443

Loss on asset impairments	$(7,363)	$(267,703)	$(78,732)
Pretax loss from operations	(1,159)	(5,254)	(5,435)
Loss on disposal	(14,065)	(2,356)	(21,197)

	$(22,587)	$(275,313)	$(105,364)

Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate Hotels with respect to these hotels’ management contracts.

17. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public entities to report selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment, hotel ownership.

The following summarizes certain geographic information required under the standard (in thousands):

	2004		2003		2002
Revenue:
U.S.	$822,270		$916,536		$978,235
Canada	3,918		22,560		21,700

	$826,188		$939,096		$999,935

Property and equipment, net:
U.S.	$2,075,088		$2,077,474
Canada	—	(1)	9,415	(1)

	$2,075,088		$2,086,889

(1)	We sold three of the four Canadian hotels in December 2003 and the other in 2004.

18. Quarterly Financial Information (Unaudited)

Quarterly information has been restated to conform to the current presentation of discontinued operations as of December 31, 2004 (in thousands).

	2004				2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$195,810	$214,827	$187,492	$181,043	$190,972	$207,387	$178,619	$180,633
Loss on asset impairments	184	670	1,805	2,315	—	22,704	4,000	630
Total operating expenses	186,112	191,052	181,710	175,677	174,169	206,740	179,544	175,931
Equity in income of and interest earned from unconsolidated affiliates	1,600	1,600	1,600	8,347	2,032	2,137	2,248	(24,048)
Operating income (loss)	11,298	25,375	7,382	13,713	18,835	2,784	1,323	(19,346)
(Loss) income from continuing operations	(29,084)	(6,336)	(23,357)	(17,903)	(15,537)	(31,600)	(29,876)	(52,178)
Net (loss) income	(40,887)	(12,051)	(27,538)	(18,657)	(73,198)	(216,659)	(51,041)	(63,539)
Diluted (loss) earnings per unit	$(0.57)	$(0.14)	$(0.31)	$(0.21)	$(1.50)	$(4.43)	$(1.01)	$(0.95)

19. Consolidating Financial Statements

Certain of our subsidiaries and MeriStar Hospitality are guarantors of our senior unsecured notes. Certain of our subsidiaries are guarantors of MeriStar Hospitality’s unsecured subordinated notes. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Annual Report on Form 10-K presents supplementary consolidating financial statements for us, including each of our guarantor subsidiaries. This exhibit presents our consolidating balance sheets as of December 31, 2004 and 2003, consolidating statements of operations for the years ended December 31, 2004, 2003, and 2002, and consolidating statements of cash flows for the years ended December 31, 2004, 2003 and 2002.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encum- brances	Initial cost to Company		Costs subsequent to acquisition		Gross amount at end of year		Accum- ulated Deprecia- tion	Year of Construc- tion	Date Acquired	Life
		Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments
Hotel Assets:
Salt Lake Airport Hilton, UT	—	$770	$12,828	—	$4,666	$770	$17,494	$3,853	1980	3/3/1995	40
Sheraton Hotel, Colorado Springs, CO	(1)	1,071	14,592	0	6,962	1,071	21,554	4,355	1974	6/30/1995	40
Hilton Hotel, Bellevue, WA	33	5,211	6,766	(522)	4,207	4,689	10,973	2,153	1979	8/4/1995	40
Marriott Hotel, Somerset, NJ	(1)	1,978	23,001	0	6,969	1,978	29,970	6,191	1978	10/3/1995	40
Westin Atlanta Airport, Atlanta, GA	—	2,650	15,926	(300)	10,019	2,350	25,945	5,618	1982	11/15/1995	40
Sheraton Hotel, Charlotte, NC	(1)	4,700	11,057	—	5,569	4,700	16,626	3,536	1985	2/2/1996	20
Orange County Airport Hilton, Irvine, CA	(1)	9,990	7,993	—	4,152	9,990	12,145	2,420	1976	2/22/1996	40
The Latham Hotel, Washington, DC	—	6,500	5,320	—	4,690	6,500	10,010	1,883	1981	3/8/1996	40
Hilton Hotel, Arlington, TX	(1)	1,836	14,689	79	5,918	1,915	20,607	3,871	1983	4/17/1996	40
Hilton Hotel, Arlington, VA	(2)	4,000	15,069	—	1,352	4,000	16,421	3,313	1990	8/23/1996	40

Embassy Suites, Englewood, CO	(1)	2,500	20,700	—	4,284	2,500	24,984	4,794	1986	12/12/1996	40
Embassy Row Hilton, Washington, DC	—	2,200	13,247	—	3,903	2,200	17,150	3,134	1969	12/17/1996	40
Hilton Hotel & Towers, Lafayette, LA	(1)	1,700	16,062	—	2,553	1,700	18,615	3,532	1981	12/17/1996	40
Hilton Hotel, Sacramento, CA	(1)	4,000	16,013	—	3,783	4,000	19,796	3,640	1983	12/17/1996	40

San Pedro Hilton, San Pedro, CA	—	640	6,047	(222)	(1,348)	418	4,699	0	1989	1/28/1997	40
Doubletree Hotel, Albuquerque, NM	(1)	2,700	15,075	—	2,509	2,700	17,584	3,263	1975	1/31/1997	40
Westchase Hilton & Towers, Houston, TX	(1)	3,000	23,991	—	2,243	3,000	26,234	5,031	1980	1/31/1997	40
Sheraton Great Valley Inn, Frazer, PA	(2)	2,150	11,653	11	4,221	2,161	15,874	2,720	1971	3/27/1997	40
Sheraton Hotel Dallas, Dallas, TX	—	1,300	17,268	(1,300)	(17,268)	—	—	0	1974	4/1/1997	40
Sheraton Hotel Guildford, Surrey, BC, Canada	—	2,366	24,008	(2,366)	(24,008)	—	—	0	1992	4/1/1997	40
Doubletree Guest Suites, Indianapolis, IN	—	1,000	8,242	(218)	(1,046)	782	7,196	239	1987	4/1/1997	40
Ramada Vancouver Centre, Vancouver, BC, Canada	—	4,400	7,840	(4,400)	(7,840)	—	—	—	1968	4/1/1997	40
Holiday Inn Sports Complex, Kansas City, MO	—	420	4,742	(420)	(4,742)	—	—	—	1975	4/30/1997	40
Hilton Crystal City, Arlington, VA	(3)	5,800	29,879	—	2,958	5,800	32,837	5,837	1974	7/1/1997	40
Doral Palm Springs, Cathedral City, CA	—	1,604	16,141	0	4,673	1,604	20,814	3,854	1985	7/1/1997	20
Radisson Hotel & Suites, Chicago, IL	—	4,870	39,175	—	4,195	4,870	43,370	7,786	1971	7/15/1997	40
Georgetown Inn, Washington, DC	—	6,100	7,103	—	1,907	6,100	9,010	1,546	1962	7/15/1997	40
Embassy Suites Center City, Philadelphia, PA	(1)	5,500	26,763	—	4,156	5,500	30,919	5,351	1963	8/12/1997	40
Doubletree Hotel Austin, Austin, TX	(1)	2,975	25,678	—	3,854	2,975	29,532	5,172	1984	8/14/1997	40
Radisson Plaza Hotel, Lexington, KY	—	1,100	30,375	0	7,410	1,100	37,785	6,621	1982	8/14/1997	40
Embassy Suites International Airport, Tucson, AZ	—	1,640	10,444	—	2,673	1,640	13,117	2,190	1982	10/23/1997	40

Description	Encum- brances	Initial cost to Company		Costs subsequent to acquisition		Gross amount at end of year		Accum- ulated Deprecia- tion	Year of Construc- tion	Date Acquired	Life
		Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments
Westin Morristown, NJ	—	2,500	19,128	(2,500)	(19,128)	—	—	—	1962	11/20/1997	40
Doubletree Hotel Bradley International Airport, Windsor Locks, CT	—	1,013	10,228	87	2,013	1,100	12,241	2,046	1985	11/24/1997	40
Metro Airport Hilton & Suites, Detroit, MI	—	1,750	12,639	—	2,026	1,750	14,665	2,411	1989	12/16/1997	40
Marriott Hotel, Los Angeles, CA	—	5,900	48,250	—	8,281	5,900	56,531	9,536	1983	12/18/1997	40
Austin Hilton & Towers, TX	—	2,700	15,852	(2,700)	(15,852)	0	—	0	1974	1/6/1998	40
Dallas Renaissance North, TX	—	3,400	20,813	—	4,802	3,400	25,615	4,184	1979	1/6/1998	40
Houston Sheraton Brookhollow Hotel, TX	—	2,500	17,609	(2,500)	(17,609)	(0)	—	0	1980	1/6/1998	40

Seelbach Hilton, Louisville, KY	(2)	1,400	38,462	—	7,435	1,400	45,897	7,532	1905	1/6/1998	40
Midland Hilton & Towers, TX	—	150	8,487	(150)	(8,487)	—	—	0	1976	1/6/1998	40
Westin Oklahoma, OK	—	3,500	27,588	—	5,699	3,500	33,287	5,178	1977	1/6/1998	40
Sheraton Hotel, Columbia, MD	(2)	3,600	21,393	—	4,238	3,600	25,631	4,037	1972	3/27/1998	40
Radisson Cross Keys, Baltimore, MD	—	1,500	5,615	—	1,763	1,500	7,378	1,139	1973	3/27/1998	40
Sheraton Fisherman’s Wharf, San Francisco, CA	(1)	19,708	61,751	(0)	5,885	19,708	67,636	10,999	1975	4/2/1998	40
Hartford Hilton, CT	—	4,073	24,458	(4,073)	(24,458)	—	—	0	1975	5/21/1998	40
Holiday Inn Dallas DFW Airport South, TX	—	3,388	28,847	(3,388)	(28,847)	—	—	0	1974	8/3/1998	40
Courtyard by Marriott Meadowlands, NJ	—	—	9,649	—	345	—	9,994	1,883	1993	8/3/1998	20
Hotel Maison de Ville, New Orleans, LA	—	292	3,015	(0)	128	292	3,143	505	1778	8/3/1998	20
Hilton Hotel Toledo, OH	—	—	11,708	—	(11,708)	—	0	0	1987	8/3/1998	40
Holiday Inn Select Dallas DFW Airport West, TX	—	947	8,346	(947)	(8,346)	—	—	0	1974	8/3/1998	40

Holiday Inn Select New Orleans International Airport, LA	(1)	3,040	25,616	0	3,051	3,040	28,667	4,567	1973	8/3/1998	20
Crowne Plaza Madison, WI	(1)	2,629	21,634	(0)	937	2,629	22,571	3,532	1987	8/3/1998	40
Wyndham Albuquerque Airport Hotel, NM	—	—	18,889	—	696	—	19,585	3,069	1972	8/3/1998	40
Wyndham San Jose Airport Hotel, TX	—	—	35,743	—	(35,743)	—	(0)	0	1974	8/3/1998	40
Sheraton Safari Resort, Lake Buena Vista, FL	—	4,103	35,263	(0)	7,561	4,103	42,824	6,529	1985	8/3/1998	40
Hilton Monterey, CA	—	2,141	17,666	0	5,463	2,141	23,129	3,614	1971	8/3/1998	20
Hilton Hotel Durham, NC	—	1,586	15,577	(0)	5,803	1,586	21,380	2,969	1987	8/3/1998	20
Wyndham Garden Hotel Marietta, GA	—	1,900	17,077	(1,371)	(12,908)	529	4,169	(31)	1985	8/3/1998	40
Westin Resort Key Largo, FL	—	3,167	29,190	0	1,037	3,167	30,227	4,764	1985	8/3/1998	40
Doubletree Guest Suites Atlanta, GA	—	2,236	18,514	0	4,100	2,236	22,614	3,645	1985	8/3/1998	20
Radisson Hotel Arlington Heights, IL	—	1,540	12,645	(1,540)	(12,645)	—	—	0	1981	8/3/1998	40
Holiday Inn Select Bucks County, PA	—	2,610	21,744	(2,610)	(21,744)	—	—	—	1987	8/3/1998	40
Hilton Hotel Cocoa Beach, FL	—	2,783	23,076	(982)	(13,369)	1,801	9,707	408	1986	8/3/1998	40

Radisson Universal Orlando, FL	—	9,555	73,486	0	8,757	9,555	82,243	12,666	1972	8/3/1998	40
Crowne Plaza Phoenix, AZ	—	1,852	15,957	(1,852)	(15,957)	—	—	—	1981	8/3/1998	40
Hilton Airport Hotel Grand Rapids, MI	(1)	2,049	16,657	0	1,761	2,049	18,418	2,899	1979	8/3/1998	20

Description	Encum- brances	Initial cost to Company		Costs subsequent to acquisition		Gross amount at end of year		Accum- ulated Deprecia- tion	Year of Construc- tion	Date Acquired	Life
		Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments
Marriott West Loop Houston, TX	(1)	2,943	23,934	0	5,088	2,943	29,022	4,356	1976	8/3/1998	40
Courtyard by Marriott Durham, NC	—	1,406	11,001	(62)	(1,806)	1,344	9,195	586	1996	8/3/1998	20
Courtyard by Marriott, Marina Del Rey, CA	(1)	3,450	24,534	0	3,249	3,450	27,783	5,089	1976	8/3/1998	20
Courtyard by Marriott, Century City, CA	—	2,165	16,465	(2,165)	(16,465)	—	0	—	1986	8/3/1998	20
Courtyard by Marriott, Orlando, FL	—	—	41,267	—	(5,025)	—	36,242	6,475	1972	8/3/1998	20
Crowne Plaza, San Jose, CA	(1)	2,130	23,404	(24)	1,980	2,106	25,384	4,472	1975	8/3/1998	20
Doubletree Hotel Westshore, Tampa, FL	—	2,904	23,476	(0)	8,536	2,904	32,012	4,563	1972	8/3/1998	40
Howard Johnson Resort Key Largo, FL	—	1,784	12,419	(1,784)	(12,419)	—	—	0	1971	8/3/1998	40
Radisson Annapolis, MD	—	1,711	13,671	(229)	(1,202)	1,482	12,469	533	1975	8/3/1998	40

Holiday Inn Fort Lauderdale, FL	—	2,381	19,419	(0)	2,427	2,381	21,846	3,381	1969	8/3/1998	40

Holiday Inn Chicago O’Hare, IL	14,305	4,290	72,631	(0)	17,091	4,290	89,722	15,101	1975	8/3/1998	20
Holiday Inn & Suites Alexandria, VA	—	1,769	14,064	(1)	1,838	1,768	15,902	2,408	1985	8/3/1998	40
Hilton Clearwater, FL	—	—	69,285	—	797	—	70,082	10,942	1980	8/3/1998	40
Radisson Old Towne Alexandria, VA	—	2,241	17,796	(203)	(43)	2,038	17,753	756	1975	8/3/1998	40
Ramada Plaza Meriden	—	1,247	10,057	(1,247)	(10,057)	—	—	—	1985	8/3/1998	40
Ramada Plaza Shelton	—	2,040	16,235	(2,040)	(16,235)	—	—	—	1989	8/3/1998	40
Sheraton Crossroads Mahwah, NJ	—	3,258	26,185	0	1,472	3,258	27,657	4,300	1986	8/3/1998	40
Doral Forrestal, Princeton, NJ	—	9,578	57,555	0	10,458	9,578	68,013	10,366	1981	8/11/1998	40

South Seas Resort, Captiva, FL	—	3,084	83,573	(0)	(19,668)	3,084	63,905	10,507	1975	10/1/1998	40
Radisson Suites Beach Resort, Marco Island, FL	—	7,120	35,300	(7,120)	(35,300)	—	—	—	1983	10/1/1998	40

Best Western Sanibel Island, FL	—	3,868	3,984	17	(322)	3,885	3,662	511	1967	10/1/1998	40
The Dunes Golf & Tennis Club, Sanibel Island, FL	—	7,705	3,043	9	(164)	7,714	2,879	428	1964	10/1/1998	40
Sanibel Inn, Sanibel Island, FL	—	8,482	12,045	0	(2,356)	8,482	9,689	1,458	1964	10/1/1998	40
Seaside Inn, Sanibel Island, FL	—	1,702	6,416	23	(1,307)	1,725	5,109	782	1964	10/1/1998	40
Song of the Sea, Sanibel Island, FL	—	339	3,223	19	(331)	358	2,892	429	1964	10/1/1998	40
Sundial Beach Resort, Sanibel Island, FL	—	320	12,009	0	(302)	320	11,707	1,635	1975	10/1/1998	40
Holiday Inn Madison, WI	—	4,143	6,692	0	579	4,143	7,271	1,085	1965	1/11/1999	20
Safety Harbor Resort and Spa	—	732	19,618	(732)	(19,618)	—	0	0	1926	5/31/2000	40
Ritz Carlton Pentagon City	55,509	—	80,687	—	0	—	80,687	1,494	1990	5/13/2004	36
Marriott Irvine	55,204	14,836	70,500	0	1,350	14,836	71,850	887	1983	6/25/2004	40
MHOP Corporate	—	—	—	—	5,267	—	5,267	4,353			40

		$293,811	$2,120,747	$(49,723)	$(193,934)	244,088	1,926,813	296,881

(1)	These properties secure the secured facility due 2009, which, as of December 31, 2004, had an outstanding balance of $302,979.
(2)	These properties secure the secured facility due 2013, which, as of December 31, 2004, had an outstanding balance of $99,293.
(3)	Subsequent mortgage placed on property of $37,650 on January 26, 2005.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

(in thousands)

The components of our property and equipment are as follows:

	Property and Equipment	Accumulated Depreciation
Land	$244,088	$—
Building and improvements	1,926,813	296,881
Furniture, fixtures and equipment	295,562	209,751
Construction-in–progress	115,257	—

Total property and equipment	$2,581,720	$506,632

Classification on balance sheet:
Property and equipment	$2,581,720	$506,632

	$2,581,720	$506,632

A reconciliation of our property and equipment and related accumulated depreciation is as follows:

	2004	2003	2002
Property and equipment
Balance, beginning of period	$2,534,077	$3,020,909	$3,163,324
Improvements and construction in-progress	133,953	36,190	47,347
Asset acquisitions	185,013	—	—
Effect of exchange rate differences	275	8,520	—
Loss on asset impairments	(12,337)	(295,037)	(78,732)
Writeoff due to hurricane damage	(87,024)	—	—
Accumulated depreciation reclass related to asset impairments	(5,362)	(117,394)	(16,395)
Cost of property and equipment sold	(166,875)	(119,111)	(94,635)

Balance, end of period	2,581,720	2,534,077	3,020,909

Accumulated depreciation
Balance, beginning of period	447,188	460,972	377,027
Additions-depreciation expense	95,338	105,657	115,404
Effect of exchange rate differences	—	3,354	(171)
Writeoff due to hurricane damage	(21,538)	—	—
Cost of property and equipment sold	(8,994)	(5,401)	(14,893)
Accumulated depreciation reclass related to asset impairments	(5,362)	(117,394)	(16,395)

Balance, end of period	506,632	447,188	460,972

Net property and equipment, end of period	$2,075,088	$2,086,889	$2,559,937

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a—15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Partners

MeriStar Hospitality Operating Partnership, L.P.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MeriStar Hospitality Operating Partnership, L.P and subsidiaries (the Partnership) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MeriStar Hospitality Operating Partnership, L.P. as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule of real estate and accumulated depreciation, and our report dated March 15, 2005, expressed an unqualified opinion on the consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP
KPMG LLP

McLean, VA

March 15, 2005

ITEM 9B. OTHER INFORMATION

ITEM 1.01 ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

Under MeriStar Hospitality’s incentive plan, as amended May 24, 2001 (the “incentive plan”), our employees, including executive officers, may be granted incentive awards based upon our financial performance and the individual performance of each employee. The amount of each award may be based upon the achievement of predefined performance goals and other criteria established by the Compensation Committee of MeriStar Hospitality’s Board of Directors (the “Committee”).

In 2004, MeriStar Hospitality’s Board of Directors authorized us to grant certain long term incentive stock awards (the “awards”) under our incentive plan, pursuant to criteria to be established by the Committee. In March 2005, the Committee finalized the service and performance criteria pursuant to which these awards will be issued, effective for the three year period ending December 31, 2006. The awards will be paid to the extent they are earned in the form of MeriStar Hospitality’s common stock during 2007, and the number of shares will be determined based on the stock price at the time at which they are paid.

The table below reflects the maximum value of the awards to be paid to each of our named executive officers for the three year period ending December 31, 2006 (in thousands):

Officer	Maximum Amount*
Paul W. Whetsell, Chairman and CEO	$2,977
Bruce G. Wiles, President and COO	$1,695
Donald D. Olinger, Executive Vice President and CFO	$1,377
Jerome J. Kraisinger, Executive Vice President and General Counsel	$812
William H. Reynolds, Jr., Executive Vice President and CIO	$550

*	Maximum amount is based upon meeting the maximum performance criteria, and is estimated using 2004 salaries, as adjusted for expected future increases.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to MeriStar Hospitality’s 2005 Annual Stockholder Meeting proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2005 Annual Stockholder Meeting proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2005 Annual Stockholder Meeting proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2005 Annual Stockholder Meeting proxy statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2005 Annual Stockholder Meeting proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

The Independent Auditors’ Report and Consolidated Financial Statements are provided under Item 8.

2. Financial Statement Schedules

Schedule III, Real Estate and Accumulated Depreciation as of December 31, 2004 is provided under Item 8. No other schedules are submitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto, which are provided in Item 8 of this Annual Report on Form 10-K.

3. Exhibits

See Index on pages 92 through 96 of this Annual Report on Form 10-K.

INDEX TO EXHIBITS—MERISTAR HOSPITALITY CORPORATION

COMMISSION FILE NO. 1-11903

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit No.	Description of Document
1.1	Underwriting Agreement, dated September 24, 2003, by and among MeriStar Hospitality, Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K, and filed with the Commission on October 1, 2003).

3.1	Certificate of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.2	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.3	Certificate of Incorporation of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.4	By-Laws of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.5	Certificate of Incorporation of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.6	By-Laws of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.7	Certificate of Incorporation of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.8	By-Laws of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.7 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

4.1	Form of Share Certificate (incorporated by reference to Exhibit 4.1 to MeriStar Hospitality’s Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 3, 1996).

4.1.2	Indenture; dated as of July 1, 2003; by and among the registrant, MeriStar Hospitality Operating Partnership, L.P., the guarantors party thereto and U.S. Bank Trust National Association; as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K dated July 3, 2003, and filed with the Commission on July 3, 2003).

Exhibit No.	Description of Document
4.2	Indenture, dated as of August 19, 1997 (the “August 1997 Indenture”), between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.1	Specimen Subordinated Note to August 1997 Indenture (incorporated by reference to Exhibit 4.2 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.2	First Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.3	Second Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.5 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.4	Third Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.15 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

4.2.5	Fourth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.5 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.6	Fifth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.7	Officer’s Certificate establishing the terms of the registrant’s 9.50% Convertible Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to MeriStar Hospitality’s current report on Form 8-K dated July 3, 2003, and filed with the Commission on July 3, 2003).

4.3	Indenture (the “Convertible Notes Indenture”), dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.3.1	Specimen Convertible Note to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.3.2	First Supplemental Indenture to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.8 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.4	Indenture (the “March 1999 Indenture”), dated as of March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to MeriStar Hospitality’s Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).

4.4.1	Specimen Subordinated Note to March 1999 Indenture (incorporated by reference to Exhibit A to MeriStar Hospitality’s Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).

4.4.1a	First Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.13 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

Exhibit No.	Description of Document
4.4.2	Second Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.4.3	Third Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5	Indenture (the “January 2001 Indenture”), dated January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.14 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

4.5.1	Specimen Senior Note to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5.2	First Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5.3	Second Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.3 to MeriStar Hospitality’s annual report Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6	Indenture (the “December 2001 Indenture”), dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.1	Specimen Senior Note to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.2	Registration Rights Agreement, dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.6.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.3	First Supplemental Indenture to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.7	Indenture (the “February 2002 Indenture”), dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.7.1	Specimen Senior Note to the February 2002 Indenture (incorporated by reference to Exhibit 4.7.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

Exhibit No.	Description of Document
4.7.2	Registration Rights Agreement, dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.7.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.8	Letter agreement dated November 11, 2003 relating to exhibits (incorporated by reference to Exhibit 4.8 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and filed with the Commission on November 12, 2003).

4.9	Letter agreement dated December 23, 2003 relating to exhibits (incorporated by reference to Exhibit 4.9 to MeriStar Hospitality’s current report on Form 8-K, and filed with the Commission on December 23, 2003).

10.1	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).

10.2	Loan Agreement, dated as of August 12, 1999, between MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/B/A Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.13 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

10.2.2	Second Amendment, dated as of April 1, 2003, to Intercompany Agreement. (incorporated by reference to Exhibit 10.3.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2003, and filed with the Commission on March 15, 2004).

10.3	Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotels & Resorts, Inc. and MeriStar H&R Operating Company L.P. (“Intercompany Agreement”) (incorporated by reference to Exhibit 10.4 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

10.3.1	Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

10.4*	MeriStar Hospitality Corporation Incentive Plan (the “Incentive Plan”) (incorporated by reference to Exhibit 10.1 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).

10.4.1*	Amendment to the Incentive Plan (incorporated by reference to Exhibit 10.7.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

10.4.2*	Second Amendment to the MeriStar Hospitality Corporation Incentive Plan (incorporated by reference to Exhibit 10.4.2 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission on May 10, 2004).

10.5*	MeriStar Hospitality Corporation Non-Employee Directors’ Incentive Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.2 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).

Exhibit No.	Description of Document
10.5.1*	Amendment to the Directors’ Plan (incorporated by reference to Exhibit 10.8.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

10.6*	Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, and filed with the Commission on May 12, 2000).

10.7*	Amended and Restated MeriStar Hospitality Corporation Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.3.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2003, and filed with the Commission on March 15, 2004).

10.8*	Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).

10.9*	Employment Agreement between MeriStar Hospitality Corporation and Steven D. Jorns (incorporated by reference to Exhibit 10.4 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).

10.10*	Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).

10.10.1*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10.1 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and filed with the Commission on August 6, 2004).

10.11*	Employment Agreement between MeriStar Hospitality Corporation and John Emery (incorporated by reference to Exhibit 10.9 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).

10.12	Senior Secured Credit Agreement, dated October 28, 2002, between MeriStar Hospitality Operating Partnership, L.P. and SG Cowen Securities Corporation (incorporated by reference to Exhibit 10.7 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended September 30, 2002, and filed with the Commission on November 14, 2002).

10.13*	Separation Agreement, effective November 1, 2002, between MeriStar Hospitality Corporation (including MeriStar Hospitality Operating Partnership, L.P.) and John Emery (incorporated by reference to Exhibit 10.16 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

10.14*	Employment Agreement, effective December 2, 2002, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., and Donald D. Olinger (incorporated by reference to Exhibit 10.17 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

10.15*	Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell, effective November 20, 2002 (incorporated by reference to Exhibit 10.18 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.16*	Second Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell, effective April 22, 2003 (incorporated by reference to Exhibit 10.19 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

Exhibit No.	Description of Document
10.17*	Executive Employment Agreement, effective February 17, 2003, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Jerome J. Kraisinger (incorporated by reference to Exhibit 10.20 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.18*	Executive Employment Agreement, effective January 1, 2005, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Bruce G. Wiles (incorporated by reference to Exhibit 10.18 to MeriStar Hospitality’s annual report on Form 10-K for the period ended December 31, 2004, and filed with the Commission on March 16, 2005). **

10.19*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Jerome J. Kraisinger (incorporated by reference to Exhibit 10.19 to MeriStar Hospitality’s annual report on Form 10-K for the period ended December 31, 2004, and filed with the Commission on March 16, 2005). **

10.20*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Donald D. Olinger (incorporated by reference to Exhibit 10.20 to MeriStar Hospitality’s annual report on Form 10-K for the period ended December 31, 2004, and filed with the Commission on March 16, 2005). **

12	Ratio of Earnings to Fixed Charges.***

13	Financial Statements of MeriStar Hospitality Corporation as of December 31, 2004, 2003 and 2002.***

21	Subsidiaries of MeriStar Hospitality Operating Partnership, L.P.***

23	Consent of KPMG LLP.***

24	Power of Attorney (see Signatures pages).***

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. ***

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. ***

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer. ***

32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer. ***

99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P. ***

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
**	Filed as part of MeriStar Hospitality Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 (Commission file number 1-11903).
***	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
MERISTAR HOSPITALITY FINANCE CORP.
MERISTAR HOSPITALITY FINANCE CORP. II
MERISTAR HOSPITALITY FINANCE CORP. III

BY:	MERISTAR HOSPITALITY CORPORATION, ITS GENERAL PARTNER

BY:	/s/ PAUL W. WHETSELL
Paul W. Whetsell Chief Executive Officer and Chairman of the Board

Dated: March 16, 2005

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Paul W. Whetsell, Bruce G. Wiles, Donald D. Olinger and Jerome J. Kraisinger, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL W. WHETSELL Paul W. Whetsell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) of MeriStar Hospitality Corporation	March 16, 2005

/S/ BRUCE G. WILES Bruce G. Wiles	President, Chief Operating Officer and Director of MeriStar Hospitality Corporation	March 14, 2005

/S/ DONALD D. OLINGER Donald D. Olinger	Executive Vice President and Chief Financial Officer of MeriStar Hospitality Corporation	March 11, 2005

/S/ BRENDAN J. KEATING Brendan J. Keating	Senior Vice President, Chief Accounting Officer and Corporate Controller of MeriStar Hospitality Corporation	March 14, 2005

Signature	Title	Date

/S/ J. TAYLOR CRANDALL J. Taylor Crandall	Director of MeriStar Hospitality Corporation	March 7, 2005

/S/ JAMES F. DANNHAUSER James F. Dannhauser	Director of MeriStar Hospitality Corporation	March 7, 2005

/S/ WILLIAM S. JANES William S. Janes	Director of MeriStar Hospitality Corporation	March 12, 2005

/S/ H. CABOT LODGE III H. Cabot Lodge III	Director of MeriStar Hospitality Corporation	March 11, 2005

/S/ D. ELLEN SHUMAN D. Ellen Shuman	Director of MeriStar Hospitality Corporation	March 10, 2005

/S/ JAMES R. WORMS James R. Worms	Director of MeriStar Hospitality Corporation	March 14, 2005

/S/ PAUL J. KLAASSEN Paul J. Klaassen	Director of MeriStar Hospitality Corporation	March 7, 2005