Form 10-Q
period 2005-06-30
MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP; MERISTAR HOSPITALITY FINANCE CORP III; MERISTAR HOSPITALITY FINANCE CORP II; MERISTAR HOSPITALITY FINANCE CORP
filed 2005-08-05
CIK 1142258, 1169640, 1169638, 1142257

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-63768

MERISTAR HOSPITALITY	MERISTAR HOSPITALITY
OPERATING PARTNERSHIP, L.P.	FINANCE CORP
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

75-2648837	52-2321015
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

MERISTAR HOSPITALITY	MERISTAR HOSPITALITY
FINANCE CORP II	FINANCE CORP III
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

73-1658708	46-0467463
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

DELAWARE

(State or other jurisdiction of incorporation or organization)

4501 NORTH FAIRFAX DRIVE, SUITE 500

ARLINGTON, VA 22203

(Address of principal executive offices)

Registrants’ telephone number, including area code: (703) 812-7200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP; MeriStar Hospitality Finance Corp, or MeriStar Finance; MeriStar Hospitality Finance Corp II, or MeriStar Finance II; and MeriStar Hospitality Finance Corp III, or MeriStar Finance III. No separate financial or other information of MeriStar Finance, MeriStar Finance II or MeriStar Finance III is material to holders of the securities of MHOP, MeriStar Finance, MeriStar Finance II or MeriStar Finance III since as of June 30, 2005, they had no operations, no employees, only nominal assets and no liabilities other than their obligations as corporate co-issuers under the indentures governing the senior unsecured notes issued in January 2001, December 2001 and February 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

(Dollars and units in thousands)

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Property and equipment	$2,655,676	$2,581,720
Accumulated depreciation	(545,023)	(506,632)

	2,110,653	2,075,088

Assets held for sale	5,063	—
Investments in and advances to unconsolidated affiliates	71,066	84,796
Prepaid expenses and other assets	32,721	34,230
Insurance claim receivable	34,458	76,056
Accounts receivable, net of allowance for doubtful accounts of $349 and $691	42,250	32,979
Restricted cash	69,317	58,413
Cash and cash equivalents	90,967	60,533

	$2,456,495	$2,422,095

LIABILITIES AND PARTNERS’ CAPITAL
Long-term debt	$1,423,033	$1,369,299
Notes payable to MeriStar Hospitality Corporation	202,552	203,977
Accounts payable and accrued expenses	72,369	71,781
Accrued interest	39,949	41,165
Due to Interstate Hotels & Resorts	14,027	21,799
Other liabilities	13,288	11,553

Total liabilities	1,765,218	1,719,574

Minority interests	2,416	2,418
Redeemable OP units at redemption value, 2,258 and 2,298 outstanding	19,423	19,187
Partners’ capital – Common OP units, 87,497 and 87,367 issued and outstanding	669,438	680,916

	$2,456,495	$2,422,095

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

(Dollars in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Hotel operations:
Rooms	$142,908	$137,230	$266,669	$265,197
Food and beverage	61,006	57,028	112,187	105,572
Other hotel operations	11,815	15,694	23,039	30,945
Office rental, parking and other revenue	1,212	1,328	3,069	2,625

Total revenue	216,941	211,280	404,964	404,339

Hotel operating expenses:
Rooms	33,785	33,208	64,409	64,153
Food and beverage	40,903	39,877	77,752	76,141
Other hotel operating expenses	7,623	9,943	14,626	19,323
Office rental, parking and other expenses	612	670	1,436	1,255
Other operating expenses:
General and administrative, hotel	31,771	30,152	63,095	61,946
General and administrative, corporate	2,828	3,473	6,361	7,106
Property operating costs	31,294	30,048	60,452	59,300
Depreciation and amortization	23,813	24,204	48,197	48,855
Property taxes, insurance and other	12,098	15,232	22,882	31,345
Loss on asset impairments	—	310	—	310

Operating expenses	184,727	187,117	359,210	369,734

Equity in income/loss of and interest earned from unconsolidated affiliates	2,940	1,600	4,575	3,200
Hurricane business interruption insurance gain	2,009	—	4,290	—

Operating income	37,163	25,763	54,619	37,805

Minority interest	7	20	2	24
Interest expense, net	(30,698)	(30,090)	(61,411)	(64,592)
Loss on early extinguishments of debt	(947)	(1,980)	(1,007)	(7,903)

Income (loss) before income taxes and discontinued operations	5,525	(6,287)	(7,797)	(34,666)

Income tax (expense) benefit	(402)	(12)	(412)	373

Income (loss) from continuing operations	5,123	(6,299)	(8,209)	(34,293)

Discontinued operations:
Loss from discontinued operations before income tax	(3,709)	(5,784)	(4,126)	(18,747)
Income tax benefit	—	32	—	102

Loss from discontinued operations	(3,709)	(5,752)	(4,126)	(18,645)

Net income (loss)	$1,414	$(12,051)	$(12,335)	$(52,938)

Preferred distributions	—	—	—	(141)

Net income (loss) applicable to common unitholders	$1,414	$(12,051)	$(12,335)	$(53,079)

Net income (loss) applicable to general partner unitholders	$1,378	$(11,619)	$(12,020)	$(50,996)

Net income (loss) applicable to limited partner unitholders	$36	$(432)	$(315)	$(2,083)

Basic and diluted loss per unit:
Earnings (loss) from continuing operations	$0.06	$(0.07)	$(0.09)	$(0.44)
Loss from discontinued operations	(0.04)	(0.07)	(0.05)	(0.23)

Earnings (loss) per basic and diluted unit	$0.02	$(0.14)	$(0.14)	$(0.67)

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(12,335)	$(52,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	48,941	51,985
Loss on asset impairments	2,836	7,441
Loss on sale of assets, before tax effect	1,037	11,530
Loss on early extinguishments of debt	1,007	7,903
Minority interests	(2)	(24)
Equity in loss of unconsolidated affiliate	1,164	—
Amortization of unearned stock-based compensation	542	1,090
Deferred income taxes	—	(652)
Changes in operating assets and liabilities:
Insurance claim receivable, less capital expenditure proceeds	35,098	—
Accounts receivable, net	(9,271)	689
Prepaid expenses and other assets	721	4,864
Receivables from unconsolidated affiliates	12,663	(4,916)
Due to Interstate Hotels & Resorts	(8,398)	(3,241)
Accounts payable, accrued expenses, accrued interest and other liabilities	315	(6,040)

Net cash provided by operating activities	74,318	17,691

Investing activities:
Acquisition of hotels, net of cash acquired of $3.5 million	—	(182,790)
Capital expenditures for property and equipment	(109,322)	(49,898)
Proceeds from sales of assets	20,500	104,873
Insurance proceeds related to capital expenditures	6,500	—
Increase in restricted cash	(4,580)	(29,955)
Costs associated with disposition program and other, net	(596)	(5,081)

Net cash used in investing activities	(87,498)	(162,851)

Financing activities:
Prepayments on long-term debt	(23,846)	(105,857)
Scheduled payments on long-term debt	(5,477)	(3,691)
Proceeds from mortgage loans, net of financing costs	73,410	—
Proceeds from debt issuance, net of issuance costs	—	109,687
Distributions to minority investors	—	(141)
Proceeds from OP units issuance, net of issuance costs	309	72,340
Purchase of subsidiary partnership interests	—	(8,690)
Repurchase of OP units under employee stock plans	(782)	(160)
Other	—	(165)

Net cash provided by financing activities	43,614	63,323

Effect of exchange rate changes on cash and cash equivalents	—	(227)

Net increase (decrease) in cash and cash equivalents	30,434	(82,064)
Cash and cash equivalents, beginning of period	60,533	230,876

Cash and cash equivalents, end of period	$90,967	$148,812

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$63,482	$69,804
Income tax payments, net of (refunds)	$298	$(670)

Non-cash investing and financing activities:
Notes payable to MeriStar Hospitality redeemed in exchange for Common OP units	$—	$49,213
Change of fair value of interest rate swap	$1,430	$10,074
Issuance of OP units to MeriStar Hospitality for stock bonus	$1,022	$—
Redemption of OP units	$633	$123

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

1. Organization

MeriStar Hospitality Operating Partnership, L.P. (the “Company”) is the subsidiary operating partnership of MeriStar Hospitality Corporation Commission file number 1-11903, (“MeriStar Hospitality”, which is a real estate investment trust, or REIT). We own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of June 30, 2005, we owned 72 hotels with 20,115 rooms, all of which were leased by our taxable subsidiaries. Seventy of these hotels were managed by Interstate Hotels & Resorts (“Interstate”), one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary (“Marriott”) of Marriott International, Inc. (collectively with Interstate and Ritz-Carlton, the “Managers”).

The Managers operate the 72 hotels we owned as of June 30, 2005 pursuant to management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate, subject to some exceptions. Additionally, our franchise fees generally range from 2.0% to 7.6% of hotel room revenues.

Under the Ritz-Carlton and Marriott management agreements, the base management fee is 3.0% and 2.5% of total hotel revenue, respectively, through 2005 and 3.0% under both thereafter, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the relevant management agreement), respectively. The agreements have initial terms expiring in 2015 and 2024, respectively, with four and three renewal periods of 10 and five years each, respectively, at the option of Ritz-Carlton and Marriott. The Ritz-Carlton and Marriott management agreements include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection and run through 2005 and up to 2008, respectively. Management, based upon budgets and operating trends, expects payments under these guarantees for 2005 and in the future to be minimal.

2. Summary of Significant Accounting Policies

Interim Financial Statements. We have prepared these unaudited interim financial statements according to the rules and regulations of the United States Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K for the year ended December 31, 2004.

In our opinion, the accompanying unaudited consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

Use of Estimates. Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

Property and Equipment. We record our property and equipment at cost, or at fair value at the time of contribution for contributed property. We use the straight-line method for depreciation. We depreciate the majority of our buildings and improvements over an estimated useful life of 20 to 40 years, or the remaining term of a ground lease (including consideration of renewal options), if shorter. We depreciate furniture, fixtures and equipment over lives ranging from five to seven years, and computers over three to five years. During the three months ended June 30, 2005 and 2004, we recognized depreciation expense of $22.4 million and $23.6 million, respectively. During the six months ended June 30, 2005 and 2004, we recognized depreciation expense of $45.8 million and $48.0 million, respectively. For the three months ended June 30, 2005 and 2004, we capitalized interest of $3.1 million and $1.2 million, respectively. For the six months ended June 30, 2005 and 2004, we capitalized interest of $5.8 million and $2.0 million, respectively.

Held for Sale Properties. Held-for-sale classification requires that the sale be probable and that the transfer of the asset is expected to be completed within one year, among other criteria. Assessing the probability of the sale requires significant judgment due to the uncertainty surrounding completing the transaction, and as a result, we have developed the following policy to aid in the assessment of probability. We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

•	Our board has approved the sale,

•	We have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale, and

•	We have a significant non-refundable deposit.

We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the assets and liabilities relating to our held for sale properties on our Consolidated Balance Sheets.

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

Impairment or Disposal of Long-Lived Assets. We record as discontinued operations the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of and where we have no continuing involvement. Any gains or losses on final disposition are also included in discontinued operations.

Whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may be impaired, an analysis is performed to determine the recoverability of the asset’s carrying value. When we conclude that we are more likely than not to sell or otherwise dispose of an asset significantly before the end of its previously estimated useful life, we perform an impairment analysis on that asset (as is the case for assets we are considering for disposition). We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations.

Accounting for Costs Associated with Exit or Disposal Activities. We recognize a liability for a cost associated with an exit or disposal activity only when the liability is incurred, and measure that liability initially at fair value. Hotels of which we dispose may be managed under agreements that require payments as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale. To date, we have not incurred any management agreement termination obligations other than in connection with sales of hotels.

Stock-Based Compensation. We apply the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, for new stock based compensation awards issued under our compensation programs sponsored by MeriStar Hospitality. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and after. We grant options with an exercise price equal to the price of our common stock on grant date. Compensation costs related to stock options are included in general and administrative expenses on the accompanying Consolidated Statements of Operations. We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our stock options issued by MeriStar Hospitality under our compensation programs prior to January 1, 2003. As MeriStar Hospitality granted these stock options at fair market value, no compensation cost has been recognized. For our other equity-based compensation plans, we recognize compensation expense over the vesting period based on the fair market value of the award at the date of grant for fixed plan awards, while variable plan awards are re-measured based upon the intrinsic value of the award at each balance sheet date.

Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method, our net income (loss) and per unit amounts would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per unit amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005	2004
Net income (loss), as reported	$1,414		$(12,051)	$(12,335)	$(52,938)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	613		395	1,374	975
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(620)		(442)	(1,387)	(1,077)

Net income (loss), pro forma	$1,407		$(12,098)	$(12,348)	$(53,040)

Earnings (loss) per unit, as reported:
Basic and diluted	$0.02		$(0.14)	$(0.14)	$(0.67)

Weighted average fair value of options granted	N/A	*	$0.31	N/A *	$0.32

Earnings (loss) per unit, pro forma:
Basic and diluted	$0.02		$(0.14)	$(0.14)	$(0.67)

*	No options were granted during the six months ended June 30, 2005.

These pro forma compensation costs may not be representative of the actual effects on reported net loss and loss per unit in future years.

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

Investments in Unconsolidated Affiliates. We have non-controlling interests in entities which we account for under the cost method or equity method of accounting. Our investment in MeriStar Investment Partners, L.P. (“MIP”) is a limited partner interest with no participation rights in the management, affairs or operations of the entity, and is accounted for using the cost method. We recognize our preferred return on this investment quarterly as it becomes due to us; this investment is reflected in the “investments in and advances to unconsolidated affiliates” line on our Consolidated Balance Sheets. Our investment in Radisson Lexington Avenue Hotel is accounted for using the equity method, since we are presumed to exert significant influence on this entity due to our ownership percentage of 49.99%. Accordingly, we recognize 49.99% of the profit and loss of the entity in which our investment was made. This investment is also reflected in the “investments in and advances to unconsolidated affiliates” line on our Consolidated Balance Sheets. Our investments in unconsolidated affiliates are periodically reviewed for other than temporary declines in market value. An impairment is recorded as a reduction to the carrying value of the investment for any declines which are determined to be other than temporary.

Accounting for the Impact of the Hurricane Damage to Florida Properties. In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, eight of our hotels were closed for an extended period of time, and four others were affected in varying degrees.

We have comprehensive insurance coverage for both property damage and business interruption. Some properties are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. Our recovery effort is extensive and includes replacing portions of buildings, landscaping and furniture, as well as upgrading to comply with changes in building and electrical codes. As of June 30, 2005, the net book value of the property damage is estimated to be at least $65.5 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $65.5 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65.5 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, while we are receiving and expect to continue to receive interim insurance payments, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are calculated on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As of June 30, 2005 and August 2, 2005, three of our Florida properties remained substantially closed due to hurricane damage. Additionally, as of June 30, 2005 and August 2, 2005, one property that suffered varying amounts of hurricane damage had certain guest rooms, its restaurants, lounge, registration area and conference facilities out of service. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties were deferred during the Florida “high season,” which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of sustained income losses. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will likely often result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

Under these income recognition criteria, during the three and six months ended June 30, 2005, we have recorded a business interruption recovery gain of $2.0 million and $4.3 million, respectively, due to receiving recognition of a minimal level of business interruption profit that the insurance companies are willing to recognize without any contingencies at this time for certain of our hurricane-affected properties. Our business interruption claims substantially exceed the amount of this minimal recognition to date. We ultimately expect to recognize additional business interruption insurance profit as we proceed further through the claims process.

Through June 30, 2005, we have incurred recoverable costs related to both property damage and business interruption recoveries totaling $64.9 million. In addition, we recorded a receivable of $65.5 million related to the write-off of the net book value of the damaged portion of our assets. We had collected $100.2 million in insurance advances through June 30, 2005. We have collected an additional $2.5 million in insurance proceeds from July 1 through August 2, 2005. The cost recoveries are recorded on the expense line item to which they relate; therefore there is no net impact to any line item or our results.

The following is a summary of hurricane-related activity recorded (in millions):

Insurance claim receivable June 30, 2005
Fixed assets net book value write down	$65.5
Recoverable costs incurred	64.9
Business interruption insurance gain	4.3
Payments received	(100.2)

$34.5

New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to recognize compensation cost relating to share-based payment transactions, and measure that cost based on the fair value of the equity or liability instruments issued. We are required to comply with the provisions of this statement beginning with the first quarter of 2006. We do not expect the adoption of this revised standard to have a material effect on our accounting treatment for share-based payments, as we adopted the transition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” on January 1, 2003 and elected to recognize compensation expense for options granted subsequent to December 31, 2002 under the fair-value-based method.

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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections a Replacement of APB Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless the change is required by a new pronouncement and the pronouncement states specific transition provisions. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We are required to adopt this Statement for accounting changes and corrections of errors made during and after the first quarter of 2006. We do not expect the adoption of this statement to have a material effect on our results of operations.

Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We are required to adopt the provisions of EITF Issue 04-5 for the first quarter of 2006, and for the third quarter of 2005 for new or modified arrangements. We do not expect the adoption of this EITF to have a material effect on our financial statements.

Reclassifications. Certain prior period information has been reclassified to conform to the current period presentation. These reclassifications have no impact on consolidated net income (loss).

3. Comprehensive Income (loss)

Comprehensive loss equaled net income (loss) for the three and six months ended June 30, 2005, as we no longer have foreign operations. Comprehensive loss was $10.8 million and $52.0 million for the three and six months ended June 30, 2004, respectively, which consisted of net loss ($12.1 million and $52.9 million, respectively) and foreign currency translation adjustments.

4. Acquisitions

On May 10, 2004 and June 25, 2004, we acquired the 366-room Ritz-Carlton, Pentagon City in Arlington, Virginia and the 485-room Marriott Irvine in Orange County, California, respectively, for a total purchase price of $185.5 million, plus net acquisition costs and adjustments of $0.9 million.

The acquisitions were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income and basic and diluted loss per unit for the three and six months ended June 30, 2004 would have been reported as follows if the acquisitions had occurred at the beginning of each of the respective periods (in thousands, except per unit amounts):

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Total revenue	$227,046	$431,516
Net loss	(10,709)	(50,773)
Net loss per unit:
Basic and diluted	$(0.12)	$(0.64)

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Land	$241,528	$244,088
Buildings and improvements	1,928,195	1,926,813
Furniture, fixtures and equipment	315,127	295,562
Construction-in-progress	170,826	115,257

	$2,655,676	$2,581,720

We incurred no impairment losses during the first quarter of 2005. During the second quarter of 2005, we recognized an impairment loss of $2.8 million which is recorded in discontinued operations (see Note 12). During the first and second quarters of 2004, we recognized impairment losses of $5.0 million and $2.4 million, respectively, of which $5.0 million and $2.1 million, respectively, are recorded in discontinued operations as of June 30, 2005 (see Note 12).

The impairment charges recorded during 2005 and 2004 were triggered by an expectation that a property would be sold significantly before the end of its estimated useful life. The impairment charges were based on our estimates of the fair value of the properties we were actively marketing based on available market data. These estimates required us to make assumptions about the sales prices that we expected to realize for each property as well as the timing of a potential sale. In making these estimates, we considered the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual results could differ materially from these estimates.

6. Assets Held for Sale

At December 31, 2004, none of our properties met the criteria as prescribed by SFAS No. 144 to classify them as held for sale. At June 30, 2005, one of our properties met our criteria for classification as held for sale. In July 2005, this property was sold. No other assets met the criteria as prescribed by SFAS No. 144 to classify them as held for sale.

Assets held for sale as of June 30, 2005 consisted of the following (in thousands):

June 30, 2005
Land	$392
Buildings and improvements	4,332
Furniture, fixtures and equipment	264
Construction-in-progress	75

$5,063

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

Our equity investment is accounted for under the equity method of accounting, in accordance with our accounting policies as described in Note 2 to the consolidated financial statements. The interest income from the loan, as well as the income related to the 49.99% share in profits and losses, is recorded in a separate line “equity in income/loss of and interest earned from unconsolidated affiliates” within operating activities as the operations of this investment are integral to our operations. During the three and six months ended June 30, 2005, we recognized interest income of $1.4 million and $2.9 million, respectively, on the mezzanine loan, which is recognized as earned. Our outstanding loan balance of $40.5 million includes $0.5 million of unamortized origination costs associated with the loan. Our initial equity investment balance of $10.1 million includes $0.1 million of external costs incurred. During the three and six months ended June 30, 2005, we recognized $0.2 million and ($1.2) million, respectively, of equity in income (losses) on our equity investment.

Investment in MIP. In 1999, we invested $40.0 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a limited partnership interest, in which we earned (through December 9, 2004) a 16% cumulative preferred return with outstanding balances compounded quarterly. In accordance with MIP’s December 2004 amended and restated partnership agreement, the return on our investment and on our remaining unpaid accrued preferred return was reduced to a 12% annual cumulative return rate, and is subordinate only to the MIP debt; and $12.5 million of our $40.0 million investment was upgraded to receive preference in liquidation over all other investments.

During the fourth quarter of 2003, we recognized a $25.0 million impairment loss on this investment since, at that time, the decline in the underlying value of our investment was deemed other than temporary. There have been no changes in circumstances in 2004 and 2005 that would require an additional impairment. After recognition of this impairment loss, the book value of the original investment is $15.0 million.

In February 2005, MIP completed a $175 million commercial mortgage-backed securities financing, secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received a distribution of $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million.

As of June 30, 2005, our total MIP carrying value was $22.1 million, consisting of the $15.0 million adjusted investment balance and $7.1 million of accrued preferred returns receivable.

We recognize our preferred return quarterly as it becomes due to us. The income, net of related expense, if any, is recorded in the “equity in income/loss of and interest earned from unconsolidated affiliates” line within operating activities as the operations of this investment are integral to our operations. For the three months ended June 30, 2005 and 2004, we recognized a preferred return of $1.3 million and $1.6 million, respectively, from this investment. For the six months ended June 30, 2005 and 2004, we recognized a preferred return of $2.9 million and $3.2 million, respectively, from this investment. As of June 30, 2005 and December 31, 2004, cumulative preferred returns of $7.1 million and $19.7 million, respectively, were due from MIP. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties.

8. Long-Term Debt and Notes Payable to MeriStar Hospitality

Long-term debt and notes payable to MeriStar Hospitality consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Senior unsecured notes due 2011 – 9.125%	$347,665	$355,665
Senior unsecured notes due 2008 – 9.0%	265,500	270,500
Senior unsecured notes due 2009 – 10.5%	215,687	224,187
Secured facility, due 2009	299,765	302,979
Secured facility, due 2013	98,498	99,293
Mortgage and other debt	205,234	125,051
Unamortized issue discount	(3,212)	(3,702)

	$1,429,137	$1,373,973
Fair value adjustment for interest rate swap	(6,104)	(4,674)

Long-term debt	$1,423,033	$1,369,299

Notes payable to MeriStar Hospitality	$202,740	$204,225
Unamortized issue discount	(188)	(248)

Notes payable to MeriStar Hospitality	$202,552	$203,977

Total long-term debt and notes payable to MeriStar Hospitality	$1,625,585	$1,573,276

Aggregate future maturities as of June 30, 2005 were as follows (in thousands):

2005 (six months)	$5,671
2006	12,031
2007	45,544
2008	280,116
2009	495,949
Thereafter	792,378

$1,631,689
Fair value adjustment for interest rate swap	(6,104)

$1,625,585

Credit facility. In August 2005, we completed a $100 million expansion of our $50 million credit facility to a total capacity of $150 million. The total $150 million facility will carry an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 350 basis points, which is 100 basis points less than the original annual interest rate of LIBOR plus 450 basis points. The additional $100 million will mature in August 2006 and consists of $25 million in additional revolver capacity and $75 million of term loan capacity. Asset disposition proceeds in excess of $30 million must be used to pay down any outstanding balance under the facility and permanently reduce the availability if repaying borrowings under the term loan. The original $50 million revolving facility matures in December 2006, as originally provided. There are currently no outstanding borrowings under the facility.

The facility contains financial and other restrictive covenants. The ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing the credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness.

Senior unsecured notes. During the six months ended June 30, 2005, we repurchased, using available cash, $21.5 million of our senior unsecured notes, consisting of $5.0 million of the 9.0% notes due 2008, $8.0 million of the 9.125% notes due 2011, and $8.5 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $0.9 million and wrote off deferred financing costs of $0.2 million related to these repurchases which is included in depreciation and amortization expense on the accompanying Consolidated Statements of Operations. Between June 30, 2005 and August 2, 2005, using cash on hand, we repurchased an additional $1.0 million of our 9.0% notes due 2008, $5.0 million of our 9.125% notes due 2011, and $6.8 million of our 10.5% notes due 2009, and recorded an additional loss on early extinguishment of debt of $1.0 million and wrote off deferred financing costs of $0.1 million.

Notes payable to MeriStar Hospitality. During the six months ended June 30, 2005, we repurchased, using available cash, $1.5 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.06 million of accrued interest). We recorded a loss on early extinguishment of debt of $0.06 million related to this activity.

In July 2005, MeriStar Hospitality provided irrevocable notice that they would exercise their option to redeem all of their outstanding 8.75% senior subordinated notes due 2007 at a price equal to their outstanding principal amount plus interest to the date of redemption. The redemption date is scheduled to be August 15, 2005. In conjunction with MeriStar Hospitality’s redemption of these senior subordinated notes, we will redeem our 8.75% notes payable to MeriStar Hospitality due 2007 under the same terms. As of June 30, 2005, there was $32.7 million principal amount of these notes outstanding. The redemption will total $34.2 million, consisting of $32.7 million of principal plus interest. We expect to record a loss on early extinguishment of debt of $0.2 million related to this activity.

Mortgage and other debt. On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires monthly payments of interest only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan, with the majority of the principal balance due at the end of the ten year term. Our net proceeds of $34.7 million are net of a $3.0 million escrow reserve for future capital expenditures. We incurred financing costs of $0.8 million related to this mortgage.

On June 17, 2005, we entered into a $44.0 million mortgage loan on our Hilton Clearwater hotel that bears interest at a fixed rate of 5.68%. The mortgage requires monthly payments of interest only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan, with the majority of the principal balance due at the end of the ten year term. Our net proceeds of $40.7 million are net of a $3.3 million escrow reserve for future capital expenditures. We incurred financing costs of $1.1 million related to this mortgage.

Derivatives. As of June 30, 2005 and December 31, 2004, the fair value of our interest rate swap was approximately a $6.1 million liability and a $4.7 million liability, respectively. This amount is recorded on our Consolidated Balance Sheets in the other liabilities line with a corresponding debit recorded to long-term debt. During the three and six months ended June 30, 2005, we earned net cash payments of $0.3 million and $1.2 million, respectively, under the swap, which were recorded as a reduction in interest expense. During the three and six months ended June 30, 2004, we earned net cash payments of $1.7 million under the swap, which also were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we have posted collateral of $12.3 million and $12.0 million as of June 30, 2005 and December 31, 2004, respectively, which is recorded as restricted cash. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During the six months ended June 30, 2005, our posted collateral ranged from $10.9 million to $18.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.3 million as of June 30, 2005. We will receive all remaining collateral upon maturity of the swap.

9. Partners’ Capital

OP Units. Our operating partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units, or POPs.

During the six months ended June 30, 2005, MeriStar Hospitality awarded 133,937 shares of common stock to employees, with a value of $1.0 million, related to our annual incentive plan for 2004. Of these shares, 63,935 were repurchased as treasury stock to satisfy the tax withholding requirements, and 70,002 shares were issued. In conjunction with this award, we issued 70,002 OP Units to MeriStar Hospitality. During the six months ended June 30, 2005, we issued 6,302 OP Units to MeriStar Hospitality in conjunction with their issuance of common stock with a value of $0.04 million, related to shares issued under the employee stock purchase plan.

Common OP Unit holders converted 39,385 and 25,141 of their OP Units, with a value of $0.6 million and $0.1 million, respectively, into common stock during the six months ended June 30, 2005 and 2004, respectively. A POPs unit holder converted 25,000 POPs for cash during the six months ended June 30, 2004.

10. Earnings (Loss) Per Unit

The following table presents the computation of basic and diluted earnings (loss) per unit (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic and Diluted Earnings (Loss) Per Unit:

Income (loss) from continuing operations	$5,123	$(6,299)	$(8,209)	$(34,293)
Preferred distributions	—	—	—	(141)

Income (loss) available to common unitholders	$5,123	$(6,299)	$(8,209)	$(34,434)

Weighted average number of OP units outstanding	89,755	85,933	89,722	78,841

Basic and diluted earnings (loss) per unit from continuing operations	$0.06	$(0.07)	$(0.09)	$(0.44)

11. Commitments and Contingencies

In the course of document review with respect to the MIP restructuring, MeriStar Hospitality discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. In order to eliminate any uncertainty regarding this issue, MeriStar Hospitality has negotiated, subject to final approval, a closing agreement with the Internal Revenue Service that resolves all REIT qualification matters with respect to this potential issue. As a partnership for federal income tax purposes, we are not directly affected by the outcome of the discussions by MeriStar Hospitality with the Internal Revenue Service.

As part of our asset renovation program, as of June 30, 2005, we have entered into contractual obligations with vendors to acquire capital assets and perform renovations totaling approximately $33 million to be expended over the next 12 months. Additionally, as of June 30, 2005, we have entered into contractual obligations related to capital expenditures as a result of hurricanes in the amount of $33 million to be expended over the next 12 months, most of which we expect to be reimbursed by our insurance carriers.

12. Dispositions

One hotel was disposed of in the six months ended June 30, 2005. We disposed of 15 hotels in the six months ended June 30, 2004. As of June 30, 2005, one of our hotels met our criteria for held-for-sale classification (see Note 6). None of our hotels met our criteria for held-for-sale classification as of December 31, 2004. Operating results for the hotels which either have been sold or are classified as held-for-sale, and where applicable, the gain or loss on final disposition, are included in discontinued operations.

Summary financial information for hotels included in discontinued operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$3,209	$17,304	$6,281	$42,425

Loss on asset impairments	$(2,836)	$(2,120)	$(2,836)	$(7,131)
Pretax (loss) gain from operations	164	920	(253)	(85)
Loss on disposal	(1,037)	(4,584)	(1,037)	(11,531)

	$(3,709)	$(5,784)	$(4,126)	$(18,747)

Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate with respect to these hotels’ management contracts.

13. Consolidating Financial Statements

Certain of our subsidiaries and MeriStar Hospitality are guarantors of senior unsecured notes. Certain of our subsidiaries are guarantors of MeriStar Hospitality’s unsecured subordinated notes. All guarantees are full and unconditional, and joint and several. Exhibit 99.1 to this Quarterly Report on Form 10-Q presents our supplementary consolidating financial statements, including each of the guarantor subsidiaries. This exhibit presents our consolidating balance sheets as of June 30, 2005 and December 31, 2004, consolidating statements of operations for the three and six months ended June 30, 2005 and 2004, and consolidating statements of cash flows for the six months ended June 30, 2005 and 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions and describe our future plans, strategies and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

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

Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	economic conditions generally and the real estate market specifically;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	other factors that may influence the travel industry, including health, safety and economic factors;

•	competition;

•	cash flow generally, including the availability of capital generally, cash available for capital expenditures, and our ability to refinance debt;

•	the effects of threats of terrorism and increased security precautions on travel patterns and demand for hotels;

•	the threatened or actual outbreak of hostilities and international political instability;

•	governmental actions, including new laws and regulations and particularly changes to laws governing the taxation of real estate investment trusts;

•	weather conditions generally and natural disasters;

•	rising interest rates; and

•	changes in U.S. generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

These risks and uncertainties should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Business Summary

MeriStar Hospitality Operating Partnership, L.P. (the “Company”) is the subsidiary operating partnership of MeriStar Hospitality Corporation Commission file number 1-11903, (“MeriStar Hospitality,” which is a real estate investment trust, or REIT) and owns a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of June 30, 2005, we owned 72 hotels with 20,115 rooms. Our hotels are located in major metropolitan areas, rapidly growing secondary markets or resort locations in the United States. All of our hotels are leased by our taxable subsidiaries. Seventy of these hotels were managed by Interstate Hotels & Resorts (“Interstate”), one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc., and one hotel was managed by another subsidiary (“Marriott”) of Marriott International, Inc. (collectively with Interstate and Ritz-Carlton, the “Managers”).

The Managers operate the 72 hotels we owned as of June 30, 2005 pursuant to management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate, subject to some exceptions. Additionally, our franchise fees generally range from 2.0% to 7.6% of hotel room revenues.

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

Since the July 2002 merger that formed Interstate, we and Interstate have separated the senior management teams of the two companies in order to allow each senior management team to devote more attention to its respective company’s matters. During July 2004, we concluded negotiations with Interstate to terminate the intercompany agreement. In exchange for terminating the intercompany agreement, we received, among other things:

•	the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carry over up to 600 rooms for termination in the succeeding year;

•	the right to terminate the management contract of a hotel, where Interstate invests in a competing hotel, with no termination fee; and

•	an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months.

The termination of the intercompany agreement eliminated the last element of our original “paper clip” relationship with Interstate.

Separately, we reached an agreement with Interstate regarding the calculation of termination fees payable upon a sale. Although termination fees for the properties that have been disposed of or were expected to be disposed of under our previously announced disposition program (which includes one of the 72 properties we owned as of June 30, 2005) will be unchanged, we received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions. We have applied the entire $2.5 million credit to terminations that occurred during 2004 and 2005.

In January 2005, we notified Interstate that 11 hotels with 3,655 rooms had apparently failed to meet the performance test involving two year operating results versus budgets for those years. We and Interstate are currently in discussions relating to the apparent shortfall, the reasons for such shortfall, and any remedies that are available to us.

Results Overview

General

While we believe that we are still in the early stages, we are seeing a general improvement in the economy and recovery of business. We are experiencing robust revenue growth primarily driven by an increase in room rates, which have improved margins and profitability, in part due to the impact of our renovation program on improving our product. Our strategy currently includes the following key initiatives to increase shareholder value: focus on growth of earnings and cash flow from our existing portfolio using an aggressive asset management program; upgrade our portfolio through extensive renovations; recycle capital into higher yielding hotel investments; improve our capital structure to support internal growth, position the Company for external opportunities and increase our fixed charges coverage; and maintain liquidity.

We are in the process of upgrading the product quality and growth potential of our hotels through our aggressive capital expenditure program and selective brand conversions. We have continued to reshape our portfolio through three strategic, high-quality acquisitions, including one investment completed in October 2004, and dispositions of a number of lower yielding properties. Additionally, we may continue to reposition our portfolio and recycle capital through investing in current or new assets, funded by dispositions of assets, where we see an opportunity to increase our return on investment and financial results.

We have developed a targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better manage the disruptions associated with renovations. We accelerated our renovation program for certain key assets, which created some short-term disruption but also positioned these properties to participate more quickly in the lodging industry recovery. We invested approximately $134 million in capital expenditures during 2004. During the six months ended June 30, 2005, we invested approximately $66 million in non hurricane-related capital expenditures and expect to invest an additional $34 million in non hurricane-related capital expenditures during the remainder of 2005 to enhance the quality of our portfolio to meet or exceed the standards of our primary brands – Hilton, Marriott, and Starwood – as well as to improve the competitiveness of these assets in their markets and enable them to more fully participate in the economic recovery. While hotel results are negatively impacted during renovations due to out of service rooms and limitations on the ability to sell other hotel services, we expect to have positioned these renovated properties well to be able to benefit from the economic recovery. During the six months ended June 30, 2005, we invested approximately $43 million in hurricane-related capital expenditures. The total amount of hurricane-related capital expenditures has not yet been fully determined, however we anticipate it to be well in excess of $150 million, most of which we expect to be reimbursed by our insurance carriers.

The August – September 2004 Hurricanes

In August and September 2004, hurricanes caused substantial damage to a number of our hotels located in Florida. The hurricane damage and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, eight of our hotels were closed for an extended period of time, and four others were affected in varying degrees.

We have comprehensive insurance coverage for both property damage and business interruption. Some properties are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. Our recovery effort is extensive and includes replacing portions of buildings, landscaping and furniture, as well as upgrading to comply with changes in building and electrical codes. As of June 30, 2005, the net book value of the property damage is estimated to be at least $65.5 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $65.5 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65.5 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, while we are receiving and expect to continue to receive interim insurance payments, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are calculated on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As of June 30, 2005 and August 2, 2005, three of our Florida properties remained substantially closed due to hurricane damage. Additionally, as of June 30, 2005 and August 2, 2005, one property that suffered varying amounts of hurricane damage had certain guest rooms, its restaurants, lounge, registration area and conference facilities out of service. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties were deferred during the Florida “high season,” which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of sustained income losses. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future. Additionally, current year expenses will reflect reduced operating expenses and recoverable expenses recorded as recoveries, resulting in lower current year expenses as compared to prior year.

Under these income recognition criteria, during the three and six months ended June 30, 2005, we have recorded a business interruption recovery gain of $2.0 million and $4.3 million, respectively, due to receiving recognition of a minimal level of business interruption profit that the insurance companies are willing to recognize without any contingencies at this time for certain of our hurricane-affected properties. Our business interruption claims substantially exceed the amount of this minimal recognition to date. We ultimately expect to recognize additional business interruption insurance profit as we proceed further through the claims process.

Through June 30, 2005, we have incurred recoverable costs related to both property damage and business interruption recoveries totaling $64.9 million. In addition, we recorded a receivable of $65.5 million related to the write-off of the net book value of the damaged portion of our assets. We had collected $100.2 million in insurance advances through June 30, 2005. We have collected an additional $2.5 million in insurance proceeds from July 1 through August 2, 2005. The cost recoveries are recorded on the expense line item to which they relate; therefore there is no net impact to any line item or our results.

The following is a summary of hurricane-related activity recorded (in millions):

Insurance claim receivable June 30, 2005
Fixed assets net book value write down	$65.5
Recoverable costs incurred	64.9
Business interruption insurance gain	4.3
Payments received	(100.2)

$34.5

During the three and six months ended June 30, 2004, the seven hotels that were substantially affected in the first and second quarters of 2005 (four of which reopened in the second quarter of 2005) realized revenues of $26.5 million and $55.4 million, respectively. These hotels recognized revenues of $4.4 million and $8.3 million, respectively, during the three and six months ended June 30, 2005.

Overall Results

Revenues from continuing operations were $405.0 million for the six months ended June 30, 2005, compared to $404.3 million for the six months ended June 30, 2004. This revenue increase is primarily due to improved RevPAR at our comparable hotels (see “Results of Operations” for a definition of comparable hotels), higher food and beverage revenues attributable to increased menu pricing in 2005 and revenues from our two hotels acquired in June 2004, partially offset by a disruption of all revenues at properties impacted by hurricanes in August and September 2004. Hotel and other operating expenses were 2.8% lower compared to the same periods in 2004, mainly due to the limited operations of certain hurricane-impacted properties. Property taxes, insurance and other expense reflects a reduction in rental payments under the best efforts rental programs at two properties in the first and second quarters of 2005 due to the closure of hurricane-impacted properties. We incurred a $1.0 million loss on extinguishment of debt for the six months ended June 30, 2005, compared to a $7.9 million loss for the six months ended June 30, 2004. Additionally, our 2005 and 2004 results include losses of $4.1 million and $18.6 million, respectively, realized at properties in discontinued operations.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission, and with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues, as well as from our leases of office, retail and parking rentals. Included in our operating income (but not in revenues) is our cumulative preferred return on our partnership interest in MIP, the interest income on our mezzanine loan to the Radisson Lexington Avenue Hotel and our equity in the income/loss on our Radisson Lexington Avenue Hotel investment. Operating costs include direct costs to run our hotels, management fees to Interstate and others for the management of our properties, depreciation of our properties, impairment charges, property tax and insurance, as well as sales, marketing and general and administrative costs. Our expenses also include interest on our debt, amortization of related debt-issuance costs and minority interest allocations, which represent the allocation of income and losses to outside investors for properties that are not wholly owned.

The provisions of Statement of Financial Accounting Standards (SFAS) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified all prior periods presented to comply with this requirement. See Footnote 12, “Dispositions,” included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding the amounts reclassified.

Summary data for the three and six months ended June 30 were as follows (dollars in thousands, except operating data statistics):

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004		Percent Change	2005		2004		Percent Change
Summary of Operations:
Total revenue from continuing operations	$216,941		$211,280		2.7%	$404,964		$404,339		0.2%

Hotel operating expenses	82,923		83,698		(0.9)	158,223		160,872		(1.6)
Other operating expenses	101,804		103,109		(1.3)	200,987		208,552		(3.6)
Loss on asset impairments	—		310		(100.0)	—		310		(100.0)

Total operating expenses	184,727		187,117		(1.3)	359,210		369,734		(2.8)
Equity in income/loss of and interest earned from unconsolidated affiliates	2,940		1,600		83.8	4,575		3,200		43.0
Hurricane business interruption insurance gain	2,009		—		>100.0	4,290		—		>100.0

Operating income	37,163		25,763		44.2	54,619		37,805		44.5

Minority interest	7		20		(65.0)	2		24		(91.7)
Interest expense, net	(30,698)		(30,090)		2.0	(61,411)		(64,592)		(4.9)
Loss on early extinguishments of debt	(947)		(1,980)		(52.2)	(1,007)		(7,903)		(87.3)
Income tax (expense) benefit	(402)		(12)		>100.0	(412)		373		>(100.0)

Income (loss) from continuing operations	5,123		(6,299)		>100.0	(8,209)		(34,293)		(76.1)

Loss from discontinued operations, net of tax	(3,709	)(A)	(5,752	)(A)	(35.5)	(4,126	)(B)	(18,645	)(B)	(77.9)

Net income (loss)	$1,414		$(12,051)		>100.0%	$(12,335)		$(52,938)		(76.7)%

(A)	Includes loss on asset impairments of $2.8 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively. Also includes loss on disposal of $1.0 million and $4.6 million for the three months ended June 30, 2005 and 2004, respectively. Income tax benefit was $0.03 million for the three months ended June 30, 2004.
(B)	Includes loss on asset impairments of $2.8 million and $7.1 million for the six months ended June 30, 2005 and 2004, respectively. Also includes loss on disposal of $1.0 million and $11.5 million for the six months ended June 30, 2005 and 2004, respectively. Income tax benefit was $0.1 million for the six months ended June 30, 2004.

Operating Data for our 71 hotels included in continuing operations (19,889 rooms):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Percent Change	2005	2004	Percent Change
Average Daily Rate (ADR)	$116.58	$109.81	6.2%	$114.72	$109.84	4.4%
Occupancy	67.8%	71.8%	(5.6)	64.7%	69.9%	(7.4)
Revenue Per Available Room (RevPAR)	$79.09	$78.89	0.3	$74.20	$76.75	(3.3)

Three months ended June 30, 2005 compared with the three months ended June 30, 2004

Continuing Operations Results

Our 71 properties included in continuing operations include two properties acquired in 2004, one property that we intend to sell, and seven properties in Florida that were significantly impacted by hurricanes that occurred in August and September 2004 and that remained substantially affected the first and second quarters of 2005. Operating results have been impacted by these events. For more information regarding the impact of these hurricanes, see “— Results Overview”. Because of these events, our total results are not comparable between years. In order to provide a useful comparison, where appropriate, this section includes discussion and analysis of our results as a whole and discussion and analysis of results of the 61 comparable hotels that were in normal operations for the current period and the prior year period. The seven Florida hotels that were substantially affected in the first and second quarters of 2005 (four of which reopened in the second quarter of 2005), the one hotel that we intend to sell under our repositioning strategy, and the two hotels acquired in 2004, are excluded from the comparable hotels.

Total revenue. Because of the events and changes to our portfolio noted above, our total revenue for the entire portfolio of our 71 hotels in continuing operations is not comparable between years. Total revenue increased by $5.7 million or 2.7% in 2005 compared to the second quarter of 2004. This increase in revenue is primarily due to an increase in ADR attributable to a strategy of increasing room rates and reducing our exposure to lower rated contract business, higher food and beverage revenues attributable to increased menu pricing in 2005, and the inclusion of a full period of revenues from our two hotels acquired in May and June 2004 ($12.8 million), partially offset by the lost revenue at our hurricane affected properties. Overall ADR increased 6.2% for the quarter ended June 30, 2005 when compared with the same period in 2004, primarily due to a focus on increasing business related to higher rate transient and corporate business, reducing trade with lower rated groups, overall increases in our daily rates in general, the inclusion of a full period of revenues from two higher rate properties acquired in May and June of 2004 and an increase in travel due to a general strengthening of the economy. This favorable impact on rooms revenue was partially offset by revenue losses from our hurricane-impacted hotels ($22.1 million), which generally realize comparatively higher RevPAR during the first two quarters. The decrease in occupancy of 5.6% over the same period for the entire portfolio of our 71 hotels in continuing operations was mainly due to rooms out of service as a result of the Florida hurricanes.

The following table presents operating data for our 61 comparable hotels:

Operating Data for our 61 comparable hotels (17,480 rooms):

	Three Months Ended June 30,
	2005	2004	Percent Change
ADR	$112.48	$102.60	9.6%
Occupancy %	72.2%	72.0%	0.3
RevPAR	$81.19	$73.87	9.9

For the 61 comparable hotels, total revenue increased by $15.8 million or 9.0% from $176.0 million in the second quarter of 2004 to $191.8 million in the second quarter of 2005. The increase in room revenue was primarily due to an increase in ADR of $9.88 or 9.6% and RevPAR of $7.32 or 9.9%, which resulted from a strategy of increasing room rates and reducing our exposure to lower rated contract business, and the general strengthening of the economy and lodging industry. Occupancy was relatively flat from the second quarter of 2004 to the second quarter of 2005, as we focused on increasing ADR, rather than occupancy, through increasing business related to higher rate transient and corporate business, reducing trade with lower rated groups, as well as overall increases in our daily rates in general.

Hotel operating expenses. Because of the events noted above, our total hotel operating expenses are not comparable between years. Hotel operating expenses decreased by $0.8 million or 0.9% in the three months ended June 30, 2005 as compared to the same period in 2004. The decrease was primarily attributable to the limited operations of certain of the hurricane-impacted properties, including the substantial closure of certain properties. Food and beverage expense decreased by 2.9% of food and beverage revenue mainly due to menu pricing adjustments that have outpaced the increasing cost of materials, labor and benefits. Rooms expense decreased by 0.6% of rooms revenue mainly due to a decrease in occupancy and occupancy-driven expenses, as we focused on increasing ADR.

For the 61 comparable hotels, hotel operating expenses increased 5.4% from the second quarter of 2004, primarily related to increases in labor and related costs and new linen programs. As a percentage of revenue, hotel operating expenses decreased 1.3%. Rooms expense margins improved 0.6% points primarily due to the positive impacts of increasing our ADR which generates additional revenues with little additional cost. Food and beverage margins improved 1.9% points mainly due to menu pricing adjustments that have outpaced the increasing cost of materials, labor and benefits.

Other operating expenses. Other operating expenses, which include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance, declined $1.3 million from the second quarter of 2004 to the second quarter of 2005, primarily due to a $3.1 million decrease in property tax, insurance and other. Property tax, insurance and other expense declined mainly due to a decrease in the second quarter of 2005 of expenses for hurricane-impacted properties, primarily due to a $2.1 million reduction in rental payments mainly under the best efforts rental programs at South Seas Resort and Sundial Beach Resort. Also, the hurricane-impacted properties’ expenses were reduced in 2005 to the extent that these costs were recoverable; these same properties had normal operating expenses in the second quarter of 2004.

Equity in income/loss of and interest earned from unconsolidated affiliates. Equity in income/loss of and interest earned from unconsolidated affiliates consists of income earned from two investments in which we own non-controlling interests and do not consolidate in our financial statements. We recognize a proportionate share of the profit and loss earned by the Radisson Lexington Avenue Hotel, an equity method investment acquired in 2004, as well as interest income on the $40 million loan made to this entity. For the three months ended June 30, 2005, we recognized interest income of $1.4 million, and a $0.2 million equity share of net income of the investment. In addition, we currently recognize a preferred return of 12% from our investment in MIP, accounted for using the cost method, resulting in current and cumulative preferred return income of $1.3 million in the second quarter of 2005. Our second quarter 2004 income of $1.6 million represents only the current portion of our 16% preferred return; no cumulative portion of the return was recognized.

Hurricane business interruption insurance gain. In the three months ended June 30, 2005, we recognized $2.0 million of business interruption gain, based on insurance company acknowledgement of this minimal level of profit that certain of our properties would have earned. For additional information regarding hurricane business interruption gain, see “Results Overview – The August – September 2004 Hurricanes.”

Loss on early extinguishments of debt. During the current quarter, we repurchased $21.5 million of senior unsecured notes, which resulted in a $0.9 million loss on early extinguishment of debt. In the same period in 2004, we repurchased approximately $28.1 million of senior unsecured notes, and issued common OP Units in exchange for $11.2 million of notes payable to MeriStar Hospitality, which resulted in a loss on early extinguishment of debt of $2.0 million.

Loss from discontinued operations

Loss from discontinued operations during the three months ended June 30, 2005 totaled $3.7 million, including impairment charges of $2.8 million, and a loss on disposition of assets of $1.0 million. Loss from discontinued operations for the same period in 2004 totaled $5.8 million, including impairment charges of $2.1 million, and a loss on disposition of assets of $4.6 million.

Six months ended June 30, 2005 compared with the six months ended June 30, 2004

Continuing Operations Results

Our results of operations for the six months ended June 30, 2005 for the 71 properties included in continuing operations have been affected by the same factors and events that affected our results of operations for the three months ended June 30, 2005, and because of these events, our total results are not comparable between years. In order to provide a useful comparison, where appropriate, this section includes discussion and analysis of our results as a whole and discussion and analysis of results of the 61 comparable hotels that were in normal operations for the current period and the prior year period.

Total revenue. Because of the events and changes to our portfolio noted previously, our total revenue for the entire portfolio of our 71 hotels in continuing operations is not comparable between years. Total revenue increased by $0.6 million or 0.2% in 2005 compared to the first half of 2004. This increase in revenue is primarily due to an increase in ADR attributable to a strategy of increasing room rates and reducing our exposure to lower rated contract business, higher food and beverage revenues attributable to increased menu pricing in 2005, and the inclusion of a full period of revenues from our two hotels acquired in May and June of 2004 ($28.0 million), partially offset by the lost revenue at our hurricane affected properties. Overall ADR increased 4.4% for the six months ended June 30, 2005 when compared with the same period in 2004, primarily due to a focus on increasing business related to higher rate transient and corporate business, reducing trade with lower rated groups, overall increases in our daily rates in general, the inclusion of a full period of revenues from two higher rate properties acquired in May and June of 2004 and an increase in travel due to a general strengthening of the economy. This favorable impact on rooms revenue was partially offset by revenue losses from our hurricane-impacted hotels ($47.1 million), which generally realize comparatively higher RevPAR during the first two quarters. The decrease in occupancy of 7.4% over the same period for the entire portfolio of our 71 hotels in continuing operations was due to rooms out of service as a result of the Florida hurricanes, the impact of having fewer available rooms due to hotel room renovations, as well as a focus on increasing daily rates, which resulted in lower group, contract, and internet sales. Approximately 82% of the 7.4% decrease in occupancy was specifically due to the rooms out of service as a result of the Florida hurricanes.

The following table presents operating data for our 61 comparable hotels:

Operating Data for our 61 comparable hotels (17,480 rooms):

	Six Months Ended June 30,
	2005	2004	Percent Change
ADR	$110.65	$101.63	8.9%
Occupancy %	69.1%	70.0%	(1.3)
RevPAR	$76.44	$71.16	7.4

For the 61 comparable hotels, total revenue increased by $20.9 million or 6.2% from $336.8 million in the second quarter of 2004 to $357.7 million in the second quarter of 2005. The increase in room revenue was primarily due to an increase in ADR of $9.02 or 8.9% and RevPAR of $5.28 or 7.4%, which resulted from a strategy of increasing room rates and reducing our exposure to lower rated contract business, and the general strengthening of the economy and lodging industry. Occupancy decreased 1.3% mainly due to our focus on increasing business related to higher rate transient and corporate business, reducing trade with lower rated groups, as well as overall increases in our daily rates in general.

Hotel operating expenses. Because of the events noted above, our total hotel operating expenses are not comparable between years. Hotel operating expenses decreased by $2.6 million or 1.6% in the six months ended June 30, 2005 as compared to the same period in 2004. The decrease was primarily attributable to the limited operations of certain of the hurricane-impacted properties, including the substantial closure of several properties. Food and beverage expense decreased by 2.8% of food and beverage revenue mainly due to menu pricing adjustments that have outpaced the increasing cost of materials, labor and benefits.

For the 61 comparable hotels, hotel operating expenses increased 3.1% from the second quarter of 2004, primarily related to increases in labor and related costs and new linen programs. As a percentage of revenue, hotel operating expenses decreased 1.2%. Rooms expense margins improved 0.5% points primarily due to the positive impacts of increasing our ADR which generates additional revenues with little additional cost. Food and beverage margins improved 2.2% points mainly due to menu pricing adjustments that have outpaced the increasing cost of materials, labor and benefits.

Other operating expenses. Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance. Individual variations in these expenses were as follows:

•	General and administrative expense, corporate: The decrease of $0.7 million in general and administrative costs in the six months ended June 30, 2005 was primarily attributable to a $1.1 million expense reduction related to prior years’ workers’ compensation claims and a $0.5 million expense reduction related to legal costs, partially offset by a $0.9 million expense related to incentive plan grants.

•	Property taxes, insurance expense and other expense: In the six months ended June 30, 2005, expenses for hurricane-impacted properties decreased from the same period in 2004, primarily due to a $4.4 million reduction in rental payments mainly under the best efforts rental programs at South Seas Resort and Sundial Beach Resort. Also, the hurricane-impacted properties’ expenses were reduced in 2005 to the extent that these costs were recoverable; these same properties had normal operating expenses in the first quarter of 2004. Additionally, current year expense was reduced by a $2.0 million tax adjustment due to a change in estimate and a $1.0 million reduction to property tax expense related to refunds.

•	Write-off of deferred financing fees: The current year’s repurchase of $21.5 million of senior unsecured notes resulted in a $0.2 million write-off of deferred financing fees. The same period in 2004 reflects the repurchase of approximately $99.6 million of senior unsecured notes, which resulted in a write-off of deferred financing fees of approximately $1.2 million. These expenses are included in depreciation and amortization expense.

Equity in income/loss of and interest earned from unconsolidated affiliates. Equity in income/loss of and interest earned from unconsolidated affiliates consists of income earned from two investments in which we own non-controlling interests and do not consolidate in our financial statements. We recognize a proportionate share of the profit and loss earned by the Radisson Lexington Avenue Hotel, an equity method investment acquired in 2004, as well as interest income on the $40 million loan made to this entity. For the six months ended June 30, 2005, we recognized interest income of $2.9 million, partially offset by a $1.2 million equity share of net losses. In addition, we currently recognize a preferred return of 12% from our investment in MIP, accounted for using the cost method, resulting in current and cumulative preferred return income of $2.9 million in the first half of 2005. Our 2004 income of $3.2 million represents only the current portion of our 16% preferred return; no cumulative portion of the return was recognized.

Hurricane business interruption insurance gain. In the six months ended June 30, 2005, we recognized $4.3 million of business interruption gain, based on insurance company acknowledgement of this minimum level of profit that certain of our properties would have earned. For additional information regarding hurricane business interruption gain, see “Results Overview – The August – September 2004 Hurricanes.”

Loss on early extinguishments of debt. During the first six months of 2005, we repurchased $21.5 million of senior unsecured notes and $1.5 million of notes payable to MeriStar Hospitality, which resulted in a $1.0 million loss on early extinguishment of debt. In the same period in 2004, we repurchased approximately $99.6 million of senior unsecured notes, and issued common OP Units in exchange for $49.2 million of notes payable to MeriStar Hospitality, which resulted in a loss on early extinguishment of debt of approximately $7.9 million.

Interest expense, net. Net interest expense declined 4.9% or $3.2 million in the six months ended June 30, 2005 compared to the same period in 2004, primarily as a result of 2004 repurchases of approximately $99.6 million of senior unsecured notes and the issuance of common OP Units in 2004 in exchange for $49.2 million of notes payable to MeriStar Hospitality. The interest savings from these repurchases were somewhat offset by the placement of lower interest rate mortgages, and increases in LIBOR.

Loss from discontinued operations

Loss from discontinued operations during the six months ended June 30, 2005 totaled $4.1 million, including impairment charges of $2.8 million, and a loss on disposition of assets of $1.0 million. Loss from discontinued operations for the same period in 2004 totaled $18.6 million, including impairment charges of $7.1 million, and a loss on disposition of assets of $11.5 million.

Financial Condition, Liquidity, and Capital Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, investments in hotels (including capital projects and acquisitions), and escrow requirements. Our strategy includes considering opportunities to repay debt and to reduce our overall cost of borrowing, such as through repaying more expensive debt with the proceeds from low interest rate mortgages and asset sales and the use of interest rate swaps. We believe we currently have sufficient cash on hand, and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. MeriStar Hospitality did not pay a dividend on its common stock during 2004, nor does it expect to pay one in 2005. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions. While economic conditions are generally improving, if general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and related concerns, capital investments required to maintain our property’s competitive position, insurance coverage and timing of hurricane-related expenditures and related insurance receipts, and other operating risks described under the caption, “Risk Factors—Operating Risks” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, covenant compliance, interest rate fluctuations, and other risks described under the caption “Risk Factors—Financing Risks” in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004; and

•	Other factors described previously under the caption, “Cautionary Statement Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

We generally intend to hold unrestricted cash balances of $40 million to $50 million in our operating accounts as a hedge against economic and geopolitical uncertainties, as well as to provide for our recurring cash requirements. We established a $50 million secured revolving bank line in December 2003, maturing in December 2006. In August 2005, this revolving bank line was expanded by $100 million to a total capacity of $150 million; the additional $100 million will mature in August 2006 and consists of $25 million in additional revolver capacity and $75 million of term loan capacity. The entire $150 million is fully available and increases our flexibility in managing our liquidity, however, asset disposition proceeds in excess of $30 million must be used to pay down any outstanding balance under the facility and permanently reduce the availability if repaying borrowings under the term loan. We expect to borrow approximately $30 million on the revolving bank line in the near future to fund our debt repurchases, renovation program and hurricane-related expenditures, with repayment coming from future asset sales.

In 1999, we invested $40.0 million in MeriStar Investment Partners, L.P. (“MIP”), a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a limited partnership interest, in which we earned (through December 9, 2004) a 16% cumulative preferred return with outstanding balances compounded quarterly. In accordance with MIP’s December 2004 amended and restated partnership agreement, the return on our investment and on our remaining unpaid accrued preferred return was reduced to a 12% annual cumulative return rate, and is subordinate only to the MIP debt; and $12.5 million of our $40.0 million investment was upgraded to receive preference in liquidation over all other investments.

During the fourth quarter of 2003, we recognized a $25.0 million impairment loss on this investment since, at that time, the decline in the underlying value of our investment was deemed other than temporary. There have been no changes in circumstances in 2004 and 2005 that would require an additional impairment. After recognition of this impairment loss, the book value of the original investment is $15.0 million.

In February 2005, MIP completed a $175 million commercial mortgage-backed securities financing, secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received a distribution of $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million.

As of June 30, 2005, our total MIP carrying value was $22.1 million, consisting of the $15.0 million adjusted investment balance and $7.1 million of accrued preferred returns receivable.

We invested approximately $134 million in capital expenditures during 2004. During the six months ended June 30, 2005, we invested approximately $66 million in non hurricane-related capital expenditures and expect to invest an additional $34 million in non hurricane-related capital expenditures during the remainder of 2005. During the six months ended June 30, 2005, we invested approximately $43 million in hurricane-related capital expenditures. The total amount of hurricane-related capital expenditures has not yet been fully determined, however we anticipate it to be well in excess of $150 million, most of which we expect to be reimbursed by our insurance carriers.

As part of our strategy to manage our leverage, we may repurchase debt with available cash, or retire debt with higher interest rates and issue debt with lower interest rates, therefore reducing our overall interest expense, lowering cost of borrowing and improving financial ratios. This strategy provides us with more liquidity and flexibility in managing our business.

We repurchased, using available cash, $1.5 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.06 million of accrued interest) during the six months ended June 30, 2005. In addition, we repurchased, using available cash, $21.5 million of our senior unsecured notes, consisting of $5.0 million of the 9.0% notes due 2008, $8.0 million of the 9.125% notes due 2011, and $8.5 million of the 10.5% notes due 2009 during the six months ended June 30, 2005, and an additional $1.0 million of our 9.0% notes due 2008, $5.0 million of our 9.125% notes due 2011, and $6.8 million of our 10.5% notes due 2009 between June 30, 2005 and August 2, 2005. Following these repurchases, we had $32.7 million of outstanding notes payable to MeriStar Hospitality due 2007 and $816.1 million of outstanding senior unsecured notes. In 2004, we retired $49.2 million of our notes payable to MeriStar Hospitality and purchased $99.6 million of our senior unsecured notes. These transactions have allowed us to reduce our cost of borrowing and improve our credit statistics.

In July 2005, MeriStar Hospitality provided irrevocable notice that they would exercise their option to redeem all of their outstanding 8.75% senior subordinated notes due 2007 at a price equal to their outstanding principal amount plus interest to the date of redemption. The redemption date is scheduled to be August 15, 2005. In conjunction with MeriStar Hospitality’s redemption of these senior subordinated notes, we will redeem our 8.75% notes payable to MeriStar Hospitality due 2007 under the same terms. As of June 30, 2005, there was $32.7 million principal amount of these notes outstanding. The redemption will total $34.2 million, consisting of $32.7 million of principal plus interest.

With our expanded asset disposition program (see discussion below) and the additional capacity of our senior credit facility, we will continue to monitor the market for debt buy-back opportunities and buy back debt when economically and financially advantageous. Toward that end, the remaining $209 million of our 10.5% senior unsecured debt becomes callable on December 15, 2005 at a price of 105.25% of its outstanding principal amount plus interest. We may strategically repurchase our senior unsecured notes through exercising the call provisions on the 10.5% senior unsecured notes or through open market purchases of any of the tranches depending upon pricing and availability in accordance with our expanded asset disposition program, with a focus on repurchasing the 10.5% senior unsecured notes. The actual amount acquired will be a function of pricing and availability as well as the results of our asset disposition program.

We have also announced our plan to refinance our existing $299 million secured loan facility due 2009. The new loan will allow for significant interest savings and increased flexibility compared to the current secured facility loan. The interest rate on the new facility is expected to be 309 basis points lower than the existing secured facility interest rate. Due to the current secured facility’s terms regarding the low net operating income of the secured properties, all cash from the properties securing the current loan is currently retained in an escrow account with a balance in excess of $30 million. We expect that the new secured facility will eliminate the escrow account and release the cash held in the escrow account reserve. We expect that the new secured facility will also eliminate the need for the existing interest rate swap agreement and its related cash collateral balance of approximately $16 million. We expect that the new secured facility will require the defeasance of the current secured facility, and under this defeasance we will incur a loss on early extinguishment of debt of approximately $47 million. We additionally expect to incur a charge for the termination of the existing interest rate swap agreement, based on the swap’s fair value on the date of termination. We expect that the total economics of this transaction, including the associated charges, will be positive on a net present value basis.

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires monthly payments of interest only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan, with the majority of the principal balance due at the end of the ten year term. Our net proceeds of $34.7 million are net of a $3.0 million escrow reserve for future capital expenditures. We incurred financing costs of $0.8 million related to this mortgage.

On June 17, 2005, we entered into a $44.0 million mortgage loan on our Hilton Clearwater hotel that bears interest at a fixed rate of 5.68%. The mortgage requires monthly payments of interest only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan, with the majority of the principal balance due at the end of the ten year term. Our net proceeds of $40.7 million are net of a $3.3 million escrow reserve for future capital expenditures. We incurred financing costs of $1.1 million related to this mortgage.

While we have substantially completed the disposition program of our non-strategic assets, due to the strong seller’s market and the high pricing that can be obtained, we may sell additional hotels that we would otherwise retain, particularly those with residential development potential, where we believe that we can reinvest the proceeds and obtain a higher return on our investment. We would consider and evaluate any such opportunities that have the potential to improve our financial condition or results of operations through further repositioning of our portfolio and recycling capital. Proceeds from asset dispositions would most likely be reinvested into high yielding projects in our existing portfolio through renovation activities and new investments, or be used to fund debt repurchases.

In August and September 2004, a number of our hotels located in Florida incurred substantial damage and business interruption. While we have comprehensive insurance coverage for both property damage and business interruption, we are experiencing a decline in revenues due to the full or partial closure of certain hotels, and accounting rules do not permit us to recognize any income from business interruption insurance or gains on replacement of damaged property until all contingencies associated with the related insurance payments have been resolved. Additionally, we may experience a timing delay between cash outflows and cash inflows, as we may incur costs to rebuild the damaged properties, and temporary negative cash flows associated with affected properties, that may not be reimbursed by the insurance carriers for several periods. Additionally, we are liable for any policy deductibles. While this timing difference may have some impact on our short term liquidity, we believe that we will be able to meet all of our short term cash needs through a variety of means, including reducing capital expenditures, borrowings under our credit facility and the placement of mortgages, if necessary. For more information regarding the impact of these hurricanes, see “—Results Overview.”

As of June 30, 2005, we had $69.3 million of cash held in escrow, which was required by certain debt agreements and the interest rate swap agreement. Our cash balance held in escrow may increase or decrease based upon the performance of our encumbered hotels, our ability to obtain timely capital reimbursements, and the fair value of our interest rate swap. Of the $69.3 million, approximately $37.3 million was available to fund capital expenditures as of June 30, 2005.

Sources and Uses of Cash

The following table shows our consolidated cash flows, generated by (used in) our various activities, for the six months ended June 30 (in thousands):

	2005	2004	2005 vs 2004
Operating activities	$74,318	$17,691	$56,627
Investing activities	(87,498)	(162,851)	75,353
Financing activities	43,614	63,323	(19,709)
Cash and cash equivalents, end of period – unrestricted	90,967	148,812	(57,845)

Cash flow from operations increased in the first two quarters of 2005, primarily due to the impact of margin improvements due to the refocusing of our portfolio assets, as well as the generation of new revenues from our hotels acquired in 2004, and as a result of the lodging industry economic recovery. Additionally, we realized net cash inflow of $41.6 million related to our insurance claim receivable. We have estimated that $6.5 million of proceeds received were related to reimbursement of hurricane-related capital expenditures at our properties damaged by the hurricanes, and reflected such insurance proceeds within investing activities. The remaining $35.1 million change in our insurance claim receivable is related to operating expenditures, and is therefore reflected within operating activities.

We used a net $87.5 million of cash for investing activities during the first half of 2005, consisting of:

•	$109.3 million in capital expenditures (including $5.8 million of capitalized interest); and

•	$4.6 million increase in cash restricted, mainly related to mortgage escrows; partially offset by

•	$20.5 million of proceeds from the sale of one hotel asset; and

•	$6.5 million of insurance proceeds related to capital expenditures.

We used a net $162.9 million of cash from investing activities during the first half of 2004, primarily due to:

•	$182.8 million for acquisition of hotels, net of cash acquired;

•	$49.9 million in capital expenditures (including $2.0 million of capitalized interest); and

•	$30.0 million increase in cash restricted for mortgage escrows; partially offset by

•	$104.9 million of proceeds from the sale of 15 hotel assets.

We generated a net $43.6 million of cash from financing activities during the first half of 2005 due mainly to:

•	the incurrence of $73.4 million in mortgage loans, net of financing costs; partially offset by

•	prepayments on long-term debt of $23.8 million; and

•	scheduled payments on long-term debt of $5.5 million.

We generated a net $63.3 million of cash from financing activities during the first half of 2004 primarily due to:

•	proceeds from debt issuance, net of issuance costs, of $109.7 million;

•	net proceeds from OP units issuances of $72.3 million; partially offset by

•	prepayments on long-term debt of $105.9 million;

•	scheduled payments on long-term debt of $3.7 million; and

•	the purchase of OP units for $8.7 million.

MeriStar Hospitality must distribute to stockholders at least 90% of its REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. Under certain circumstances, MeriStar Hospitality may be required to make distributions in excess of cash available for distribution in order to meet the Internal Revenue Code requirements. In that event, we and/or MeriStar Hospitality would seek to borrow additional funds or sell additional non-core assets for cash, or both, to the extent necessary to obtain cash sufficient to make the distributions required to retain MeriStar Hospitality’s qualification as a REIT. Any future distributions will be at the discretion of MeriStar Hospitality’s Board of Directors and will be determined by factors including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as its Board of Directors deems relevant. MeriStar Hospitality’s senior unsecured notes indenture permits the payment of dividends in order to maintain REIT qualification when we fall below a 2 to 1 fixed charge coverage ratio. However, MeriStar Hospitality’s senior subordinated notes indenture is more restrictive in that it permits the payment of dividends only if we exceed the 2 to 1 fixed charge coverage ratio. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance that any such distributions will be made in the future.

In the course of document review with respect to the MIP restructuring, MeriStar Hospitality discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we are deemed to own a de minimis proportionate share. In order to eliminate any uncertainty regarding this issue, MeriStar Hospitality has negotiated, subject to final approval, a closing agreement with the Internal Revenue Service that resolves all REIT qualification matters with respect to this potential issue. As a partnership for federal income tax purposes, we are not directly affected by the outcome of the discussions by MeriStar Hospitality with the Internal Revenue Service.

Long-Term Debt and Notes Payable to MeriStar Hospitality

Long-term debt and notes payable to MeriStar Hospitality consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Senior unsecured notes due 2011 – 9.125%	$347,665	$355,665
Senior unsecured notes due 2008 – 9.0%	265,500	270,500
Senior unsecured notes due 2009 – 10.5%	215,687	224,187
Secured facility, due 2009	299,765	302,979
Secured facility, due 2013	98,498	99,293
Mortgage and other debt	205,234	125,051
Unamortized issue discount	(3,212)	(3,702)

	$1,429,137	$1,373,973
Fair value adjustment for interest rate swap	(6,104)	(4,674)

Long-term debt	$1,423,033	$1,369,299

Notes payable to MeriStar Hospitality	$202,740	$204,225
Unamortized issue discount	(188)	(248)

Notes payable to MeriStar Hospitality	$202,552	$203,977

Total long-term debt and notes payable to MeriStar Hospitality	$1,625,585	$1,573,276

Credit facility. In August 2005, we completed a $100 million expansion of our $50 million credit facility to a total capacity of $150 million. The total $150 million facility will carry an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 350 basis points, which is 100 basis points less than the original annual interest rate of LIBOR plus 450 basis points. The additional $100 million will mature in August 2006 and consists of $25 million in additional revolver capacity and $75 million of term loan capacity. Asset disposition proceeds in excess of $30 million must be used to pay down any outstanding balance under the facility and permanently reduce the availability if repaying borrowings under the term loan. The original $50 million revolving facility matures in December 2006, as originally provided. There are currently no outstanding borrowings under the facility. However, we expect to borrow approximately $30 million on the credit facility in the near future to fund our debt repurchases, renovation program and hurricane-related expenditures, with repayment coming from future asset sales.

The facility contains financial and other restrictive covenants. The ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing the credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness.

Senior unsecured notes. During the six months ended June 30, 2005, we repurchased, using available cash, $21.5 million of our senior unsecured notes, consisting of $5.0 million of the 9.0% notes due 2008, $8.0 million of the 9.125% notes due 2011, and $8.5 million of the 10.5% notes due 2009. We recorded a loss on early extinguishment of debt of $0.9 million and wrote off deferred financing costs of $0.2 million related to these repurchases which is included in depreciation and amortization expense on the accompanying Consolidated Statements of Operations. Between June 30, 2005 and August 2, 2005, using cash on hand, we repurchased an additional $1.0 million of our 9.0% notes due 2008, $5.0 million of our 9.125% notes due 2011, and $6.8 million of our 10.5% notes due 2009, and recorded an additional loss on early extinguishment of debt of $1.0 million and wrote off deferred financing costs of $0.1 million.

Notes payable to MeriStar Hospitality. During the six months ended June 30, 2005, we repurchased, using available cash, $1.5 million of our 8.75% notes payable to MeriStar Hospitality due 2007 (plus $0.06 million of accrued interest). We recorded a loss on early extinguishment of debt of $0.06 million related to this activity.

In July 2005, MeriStar Hospitality provided irrevocable notice that they would exercise their option to redeem all of their outstanding 8.75% senior subordinated notes due 2007 at a price equal to their outstanding principal amount plus interest to the date of redemption. The redemption date is scheduled to be August 15, 2005. In conjunction with MeriStar Hospitality’s redemption of these senior subordinated notes, we will redeem our 8.75% notes payable to MeriStar Hospitality due 2007 under the same terms. As of June 30, 2005, there was $32.7 million principal amount of these notes outstanding. The redemption will total $34.2 million, consisting of $32.7 million of principal plus interest. We expect to record a loss on early extinguishment of debt of $0.2 million related to this activity.

Mortgage and other debt. On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires monthly payments of interest only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan, with the majority of the principal balance due at the end of the ten year term. Our net proceeds of $34.7 million are net of a $3.0 million escrow reserve for future capital expenditures. We incurred financing costs of $0.8 million related to this mortgage.

On June 17, 2005, we entered into a $44.0 million mortgage loan on our Hilton Clearwater hotel that bears interest at a fixed rate of 5.68%. The mortgage requires monthly payments of interest only for the first three years and then monthly payments of interest and principal over the remaining portion of the ten year term of the loan, with the majority of the principal balance due at the end of the ten year term. Our net proceeds of $40.7 million are net of a $3.3 million escrow reserve for future capital expenditures. We incurred financing costs of $1.1 million related to this mortgage.

Derivatives. As of June 30, 2005 and December 31, 2004, the fair value of our interest rate swap was approximately a $6.1 million liability and a $4.7 million liability, respectively. This amount is recorded on our Consolidated Balance Sheets in the other liabilities line with a corresponding debit recorded to long-term debt. During the three and six months ended June 30, 2005, we earned net cash payments of $0.3 million and $1.2 million, respectively, under the swap, which were recorded as a reduction in interest expense. During the three and six months ended June 30, 2004, we earned net cash payments of $1.7 million under the swap, which also were recorded as a reduction in interest expense. In conjunction with the interest rate swap, we have posted collateral of $12.3 million and $12.0 million as of June 30, 2005 and December 31, 2004, respectively, which is recorded as restricted cash. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During the six months ended June 30, 2005, our posted collateral ranged from $10.9 million to $18.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.3 million as of June 30, 2005. We will receive all remaining collateral upon maturity of the swap.

Asset Acquisitions

During 2004, we invested in three properties, each of them having exceptional quality and exhibiting superior growth potential, and being located in three of the top performing markets in the country. We believe these factors will enable these investments to produce superior returns for our shareholders. Our two consolidated hotels, and while not consolidated into our results, the hotel for which we record equity in income/loss, realized three and six months ended June 30, 2005 combined RevPAR of $167.49 and $148.52, respectively. RevPAR for our comparable hotels during the three and six months ended June 30, 2005 was $81.19 and $76.44, respectively. The higher RevPAR of the acquired hotels is indicative of their quality and overall earnings power.

On May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom, that can accommodate meetings of up to 1,500 guests.

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

We will continue to be highly selective with potential acquisitions, focusing primarily on larger properties located in major urban markets or high-end resort destinations with high barriers to new competition, premium brand affiliations, significant meeting space and superior growth potential. The terms of our senior note indentures may limit our ability to obtain financing beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $113.2 million was available at June 30, 2005, and $50 million of general indebtedness) to acquire assets as we are below the required fixed charge coverage ratio of 2 to 1, at which level we would be permitted to generally incur debt without restriction.

Asset Dispositions

We have substantially completed our previously announced portfolio repositioning disposition program that repositioned our portfolio into one generally consisting of larger assets with significant meeting space operated under major brands in urban or high-end resort locations. Between January 1, 2003 and June 30, 2005, we disposed of 37 hotels with 8,313 rooms for total gross proceeds of $304.1 million in cash and $11.1 million in reduction of debt. Of these 37 hotels, 15 hotels were disposed of in 2003, 21 hotels were disposed of in 2004 and one hotel was disposed of in 2005. The reshaping of our portfolio over the past two years has contributed to an increase in RevPAR, which, for our entire portfolio of properties (all periods exclude seven properties affected by hurricanes in 2004), increased to $77.88 from $61.51 for the six months ended June 30, 2005 and 2003, respectively.

Furthermore, due to the strong seller’s market and the high pricing that can be obtained, we may sell additional hotels that we would otherwise retain, particularly those with residential development potential, where we believe that we can reinvest the proceeds and obtain a higher return on our investment. We would consider and evaluate any such opportunities that have the potential to improve our financial condition or results of operations through further repositioning of our portfolio and recycling capital. Proceeds from asset dispositions would most likely be reinvested into high yielding projects in our existing portfolio through renovation activities and new investments, or be used to fund debt repurchases.

Capital Expenditures

We have developed a targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better manage the disruptions associated with renovations. We accelerated our renovation program for certain key assets, which created some short-term disruption but also positioned these properties to participate more quickly in the lodging industry recovery. We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements) included in Item 1 – Risk Factors of our Annual Report on Form 10-K as of December 31, 2004. Additionally, certain of our hotels’ management contracts and franchise agreements contain reserve requirements for property improvements. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand and intend to use a portion of the proceeds from the sales of assets to provide capital for renovation work. We invested approximately $134 million in capital expenditures during 2004. During the six months ended June 30, 2005, we invested approximately $66 million in non hurricane-related capital expenditures and expect to invest an additional $34 million in non hurricane-related capital expenditures during the remainder of 2005. The emphasis is on completing these projects on budget with minimal disruptions to operations. We focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the economic recovery. During the six months ended June 30, 2005, we invested approximately $43 million in hurricane-related capital expenditures. The total amount of hurricane-related capital expenditures has not yet been fully determined, however we anticipate it to be well in excess of $150 million, most of which we expect to be reimbursed by our insurance carriers.

Other Financial Information

Hurricane Related Insurance Recoveries

We have comprehensive insurance coverage for both property damage and business interruption. Some properties are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. Our recovery effort is extensive and includes replacing portions of buildings, landscaping and furniture, as well as upgrading to comply with changes in building and electrical codes. As of June 30, 2005, the net book value of the property damage is estimated to be at least $65.5 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $65.5 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $65.5 million.

While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, while we are receiving and expect to continue to receive interim insurance payments, no determination has been made as to the total amount or timing of those insurance payments, and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As a result of the damage caused by the hurricanes, our properties experienced varying periods of business interruption and impacts on operations, including closure of certain hotels. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties were deferred during the Florida “high season,” which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities will be removed from service for permanent repairs at a later date. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of sustained income losses. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to recognize compensation cost relating to share-based payment transactions, and measure that cost based on the fair value of the equity or liability instruments issued. We are required to comply with the provisions of this statement beginning with the first quarter of 2006. We do not expect the adoption of this revised standard to have a material effect on our accounting treatment for share-based payments, as we adopted the transition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” on January 1, 2003 and elected to recognize compensation expense for options granted subsequent to December 31, 2002 under the fair-value-based method.

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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections a Replacement of APB Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless the change is required by a new pronouncement and the pronouncement states specific transition provisions. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We are required to adopt this Statement for accounting changes and corrections of errors made during and after the first quarter of 2006. We do not expect the adoption of this statement to have a material effect on our results of operations.

Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We are required to adopt the provisions of EITF Issue 04-5 for the first quarter of 2006, and for the third quarter of 2005 for new or modified arrangements. We do not expect the adoption of this EITF to have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have designated the interest rate swap as a fair value hedge for financial reporting purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the secured facilities are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swap at June 30, 2005 was a liability of approximately $6.1 million, which is included in the other liabilities line on our Consolidated Balance Sheets.

In conjunction with the interest rate swap, we have posted collateral of $12.3 million and $12.0 million as of June 30, 2005 and December 31, 2004, respectively, which is recorded as restricted cash. The required collateral amount fluctuates based on the changes in the swap rate and the amount of time left to maturity. During the six months ended June 30, 2005, our posted collateral ranged from $10.9 million to $18.9 million. However, due to the terms of the swap agreement, our posted collateral must be a minimum amount calculated per the agreement, which was $6.3 million as of June 30, 2005. We will receive all remaining collateral upon maturity of the swap.

The table below provides information about our derivative financial instrument that is sensitive to changes in interest rates. The table presents contractual payments to be exchanged under the contract and weighted average interest rates by expected (contractual) maturity dates for our interest rate swap. Weighted average interest rates and notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average interest rates are based on implied forward rates in the yield curve as of June 30, 2005. The interest rate swap that we have entered into is strictly to hedge interest rate risk and not for trading purposes.

Expected Payment Date

($ in millions)

	2005	2006	2007	2008	2009	Total	Fair Value as of 6/30/05
Interest Rate Derivative
Interest Rate Swap
Fixed to Variable	$0.9	$(1.0)	$(1.5)	$(1.7)	$(1.1)	$(4.4)	$(6.1)
Average pay rate	7.51%	8.24%	8.40%	8.49%	8.51%
Average receive rate	8.01%	8.01%	8.01%	8.01%	8.01%

As a result of our interest rate swap, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. A change in one month LIBOR of 50 basis points would result in an increase or decrease in current annual interest expense of approximately $1.5 million.

As of June 30, 2005, approximately 18% of our outstanding debt bears fixed rates of interest that have been effectively swapped from a fixed rate to a floating rate, with the remaining 82% of debt bearing fixed rates of interest.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rule 13a-1(c) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to these entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, our chief financial officer, and our chief accounting officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description of Document
3.1	Certificate of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.2	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.3	Certificate of Incorporation of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.4	By-Laws of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.5	Certificate of Incorporation of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.6	By-Laws of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.7	Certificate of Incorporation of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.8	By-Laws of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.7 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

10.21*	Executive Employment Agreement, effective January 1, 2005, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell. **

13	Financial Statements of MeriStar Hospitality Corporation as of and for the three and six months ended June 30, 2005. **

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. **

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. **

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer. **

32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer. **

99.1	Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P. **

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-Q.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
MERISTAR HOSPITALITY FINANCE CORP.
MERISTAR HOSPITALITY FINANCE CORP. II
MERISTAR HOSPITALITY FINANCE CORP. III
BY:	MERISTAR HOSPITALITY CORPORATION
ITS GENERAL PARTNER

By:	/s/ Donald D. Olinger
Donald D. Olinger
Executive Vice President and
Chief Financial Officer and
Duly Authorized Officer

Dated: August 5, 2005